Form 10-Q
period 1996-06-30
PACIFICAMERICA MONEY CENTER INC
filed 1996-08-14
CIK 921623

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
                               QUARTERLY REPORT

                              --------------------

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR

                              --------------------

/__/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO_________

                       Commission file number O-20897

                       PACIFICAMERICA MONEY CENTER, INC.
             (Exact name of Registrant as specified in its charter)


            California                                                            95-4465729
(State or other jurisdiction of incorporation or organization)          (IRS Employer Identification Number)


                            21031 Ventura Boulevard
                       Woodland Hills, California  91364
               (Address of Principal Executive Office) (Zip Code)
       Registrant's telephone number, including area code (818) 992-8999


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO __.

                           PACIFICAMERICA MONEY CENTER
                                AND SUBSIDIARIES


                          Consolidated Balance Sheets
                                   Unaudited

                      December 31, 1995 and June 30, 1996


                                                                    JUNE 30,       DECEMBER 31,
                                                                      1996             1995
Assets

Cash & cash equivalents                                           $ 19,539,000     $ 10,489,000
Accounts receivable, net                                            17,477,000        3,337,000
Interest receivable                                                    909,000          903,000
Loans receivable, net  (Note 2)                                     46,741,000       43,908,000
Loans held for sale                                                 10,012,000       12,577,000
Receivable from related party                                          369,000          347,000
Excess yield receivable                                              2,178,000        2,725,000
Real estate acquired in settlement of loans                          2,914,000        3,156,000
Property and equipment, net                                          1,887,000        1,398,000
Goodwill                                                             1,748,000        1,808,000
Other assets                                                         1,694,000        1,909,000
                                                                  ------------     ------------
                                                                  $105,468,000     $ 82,557,000
                                                                  ============     ============

Liabilities and Capital

  Thrift certificates payable
    Full-paid certificates                                          46,404,000       35,881,000
    Installment certificates                                        33,415,000       24,275,000
                                                                  ------------     ------------
  Total thrift certificates payable                                 79,819,000       60,156,000
  Accounts payable and accrued expenses                              4,078,000        4,018,000
  Accrued interest payable                                              84,000          273,000
  Payable to related party                                             480,000          281,000
  Mortgage notes payable                                               597,000          611,000
  Note payable                                                       2,740,000        6,771,000
  Note payable to related party                                              0          600,000
  Partnership withdrawals payable                                            0        1,120,000
                                                                  ------------     ------------
                                                                  $ 87,798,000     $ 73,830,000
                                                                  ------------     ------------

Capital                                                             17,670,000        8,727,000

                                                                  ------------     ------------
                                                                  $105,468,000     $ 82,557,000
                                                                  ============     ============

See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations

                           PACIFICAMERICA MONEY CENTER
                                AND SUBSIDIARIES
                       Consolidated Statements of Income
                                   Unaudited


                                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   June 30,       June 30,          June 30,         June 30,
                                                                     1996           1995              1996            1995
Interest Income:
  Interest and fees on loans receivable                           2,446,000      2,191,000          4,724,000       4,577,000
  Interest on deposits with banks                                    66,000        233,000            196,000         459,000
                                                                  ----------     ----------        -----------     -----------
                                   Total interest income          2,512,000      2,424,000          4,920,000       5,036,000
Interest Expense:
  Interest on thrift certificates greater than $100,000                   0          2,000                  0           6,000
  Interest on other thrift certificates                           1,000,000      1,045,000          2,010,000       2,021,000
  Interest on notes payable                                         190,000        379,000            407,000         804,000
                                                                  ----------     ----------        -----------     -----------
                                  Total interest expense          1,190,000      1,426,000          2,417,000       2,831,000
                                                                  ----------     ----------        -----------     -----------
Net interest income                                               1,322,000        998,000          2,503,000       2,205,000
Provision for loan losses                                          (469,000)       554,000            256,000       1,000,000
                                                                  ----------     ----------        -----------     -----------
      Net interest income afer provision for loan losses          1,791,000        444,000          2,247,000       1,205,000

Noninterest income:
  Trustee and reconveyance fees                                     713,000        738,000          1,570,000       1,523,000
  Other income                                                      217,000        285,000            455,000         593,000
  Gain on sale of loans                                           6,084,000      1,818,000         10,796,000       3,333,000
                                                                  ----------     ----------        -----------     -----------
                                                                  7,014,000      2,841,000         12,821,000       5,449,000
Noninterest expense:
  General and administrative                                      3,167,000      1,729,000          5,252,000       3,143,000
  Salaries, employee benefits and personnel services              3,798,000      1,710,000          6,579,000       3,332,000
  Amortization of organization costs                                212,000         45,000            238,000          73,000
  Related party fees                                                664,000        185,000          1,136,000         359,000
  Depreciation and amortization                                      97,000        123,000            204,000         239,000
  Expenses on real estate acquired in settlement of loans           195,000       (136,000)           255,000          25,000
  Net loss (gain) on sales of real estate acquired
    in settlement of loans                                          (66,000)       249,000             39,000         326,000
                                                                  ----------     ----------        -----------     -----------
                                                                  8,067,000      3,905,000         13,703,000       7,497,000
                                                                  ----------     ----------        -----------     -----------
                         Net income (loss) before tax provision     738,000       (620,000)         1,365,000        (843,000)
                                                                  ----------     ----------        -----------     -----------
Tax provision                                                       727,000        (84,000)         1,075,000        (514,000)
                                                                  ----------     ----------        -----------     -----------
                          Net income (loss)                          11,000       (536,000)           290,000        (329,000)
                                                                  ==========     ==========        ===========     ===========

Weighted average shares of Common Stock
  and equivalents outstanding                                     1,811,819                         1,811,819
                                                                  ----------                       -----------
Earnings per share                                                 $ .01                              $ .16
                                                                  ==========                       ===========


See accompanying Notes to Consolidated Financial Statements and Management's discussion and Analysis of Financial Condition and Results of Operations

                          PACIFICAMERICA MONEY CENTER
                                AND SUBSIDIARIES

                          Statement of Computation of
                      Weighted Average Shares Outstanding
                                   Unaudited



Number of shares outstanding                                          1,806,072

Assumptions:
  Subscriber warrants exercised                                          64,925
  Incentive stock options exercised                                     228,200
  Less: Treasury stock repurchases
        Subscriber Warrants:
         64,925 shares exercised at $12.50
         per share and repurchased at $12.75
         per share                                                      (63,652)
        Incentive stock options:
         228,200 shares exercised at $12.50
         per share and repurchased at $12.75
         per share                                                     (223,726)
                                                                      ---------
Weighted average shares outstanding                                   1,811,819
                                                                      =========

                          PACIFICAMERICA MONEY CENTER
                                AND SUBSIDIARIES


               Consolidated Statements of Cash Flows (Unaudited)

                    Six months ended June 30, 1996 and 1995

                                                          Six Months           Six Months
                                                            Ended                Ended
                                                           6-30-96              6-30-95
Adjustments to reconcile net income (loss)
to net cash used in operating
activities:
  Net income                                                 290,000             (329,000)
  Depreciation & Amortization                                442,000              312,000
  Provision for loan losses                                  256,000            1,000,000
  Net (gain) loss on sales of real estate
    acquired in settlement of loans                           39,000              326,000
(Increase) decrease in asset accounts:
  Accounts Receivable                                    (14,140,000)          (4,844,000)
  Interest receivable                                         (6,000)             566,000
  Excess yield receivable                                    547,000             (917,000)
  Goodwill                                                    60,000               98,000
  Other assets                                              (294,000)            (671,000)
Increase (decrease) in liability accounts:
  Accounts payable and accrued expenses                     (530,000)            (665,000)

Net cash used in operating                               ------------         ------------
activities                                               (13,336,000)          (5,124,000)
                                                         ------------         ------------
Cash flows from investing activities:
  (Increase) Decrease in Loans Receivable                   (524,000)           8,317,000
  (Increase) Decrease in Prop & Equip                       (640,000)            (454,000)
  Decrease in Mortgages Payable on Other
    Real Estate                                              (14,000)          (1,000,000)
  Decrease in Other Real Estate                              203,000            2,004,000
                                                         ------------         ------------
Net cash provided by (used in) investing                    (975,000)           8,867,000
activities                                               ------------         ------------

Cash flow from financing activities:

  Withdrawal of Partnership Shares                        (1,120,000)                   0
  Increase (Decrease) in Thrift Certificates              19,663,000           (4,753,000)
  Decrease in Line of Credit                              (4,031,000)          (4,778,000)
  Proceeds from issuance of stock                          8,849,000                    0
                                                         ------------         ------------
Net cash provided by (used in) financing                  23,361,000           (9,531,000)
activities                                               ------------         ------------

Net decrease in Cash and Cash Equivalents                  9,050,000           (5,788,000)

Cash and Cash Equivalents at Year End                     10,489,000           19,628,000
                                                         ------------         ------------
Cash and Cash Equivalents at June 30,                     19,539,000           13,840,000
                                                         ===========          ===========

See accompanying Notes to Consolidated Financial Statements and Management's discussion and Analysis of Financial Condition and Results of Operations

                       PACIFICAMERICA MONEY CENTER, INC.
                                AND SUBSIDIARIES


              Notes to Consolidated Unaudited Financial Statements


1) The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments (all of which are of a normal recurring nature) which are necessary to fairly state the Corporation's financial position, its cash flows and the results of its operations. The Corporation presumes that users of the interim financial information herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosure contained in the organization's most recent annual report has been omitted. The interim financial information herein is not necessarily representative of operations for a full year for various reasons including changes in interest rates, volume of loans originated and loans paid off.

2)       Restructuring plan and initial public offering

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

3)       Earnings per share

         Earnings per share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are options and warrants that are freely exercisable into common stock at less than market exercise prices. Common stock equivalents are not included in the weighted average number of shares when the inclusion would increase the earnings per share.

4)       Loans Receivable

         The following is a summary of Loans Receivable:

                                               @ 6-30-96             @ 12-31-95
         Interest bearing loans              $  51,438,000          $49,023,000
         Deferred loan fees, net                  (822,000)            (886,000)
         Allowance for loan losses              (3,875,000)          (4,229,000)
                                             -------------          -----------
            Total                            $  46,741,000          $43,908,000
                                             =============          ===========



         The following is a summary of Allowance for Loan Losses:


         Balance at 12-31-95                 $   4,229,000
         Additions to reserve                      256,000
         Charge offs/recoveries                   (610,000)
                                             --------------
         Balance at 6-30-96                  $   3,875,000
                                             =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

         On June 27, 1996, PacificAmerica Money Center, Inc. (the "Corporation") and Presidential Mortgage Company, a California limited partnership (the "Partnership") completed a Restructuring Plan dated May 1, 1996 (the "Restructuring"), whereby all of the assets and liabilities of the Partnership were transferred to the Corporation in exchange for common stock of the Corporation (the "Common Stock"). The Common Stock was distributed to the partners of the Partnership, pro rata in accordance with their capital accounts in the Partnership. In accordance with the terms of the Restructuring Plan, the consent of a majority of limited partners to the Restructuring Plan was solicited pursuant to a Proxy Statement/Prospectus dated May 14, 1996, and the consent of approximately 75% of all limited partners was obtained by June 17, 1996, the expiration of the solicitation period. Every limited partner was given the right to elect to receive cash in lieu of shares of the Corporation (the "Cash Out Option"), in an amount equal to $10 per share times the number of shares that would have been received by that partner based on his capital account in the Partnership. Pursuant to the Restructuring Plan, 603,234 shares of Common Stock were issued to partners of the Partnership for their interests in the Partnership and $2,855,600.00 was paid by the Corporation to partners electing the Cash Out Option.

         Also pursuant to the terms of the Restructuring Plan, Presidential Management Company, the general partner of the Partnership (the "General Partner") purchased 563,333 warrants ("General Partner Warrants") for a purchase price of $385,000. The General Partner Warrants are each exercisable for one share of Common Stock at a purchase price of $15.00 per share from June 27, 1996 until December 27, 1997. The General Partner Warrants are nontransferable, except to and between partners of the General Partner.

         Concurrently with the solicitation of consent pursuant to the Proxy Statement/Prospectus dated May 14, 1996, all partners of the Partnership, together with all partners of the General Partner, and all officers, directors, proposed directors and employees of the Partnership, all of its subsidiaries and the Corporation, were given the right to purchase additional shares of Common Stock (the "Rights Offering") at a purchase price of $10 per share. A total of 324,628 shares were subscribed for and issued in the Rights Offering. For every five shares subscribed for in the Rights Offering, a subscriber also received one warrant ("Subscriber Warrants"). A total of 64,925 Subscriber Warrants were issued in connection with the Rights Offering, each exercisable from June 27, 1996 until June 27, 1998, for one share of Common Stock at a purchase price of $12.50 per share.

         Pursuant to a Prospectus dated June 24, 1996, the Corporation also conducted a public offering of additional shares of Common Stock at $10 per share (the "Public Offering"). A total of 878,210 shares were issued in the Public Offering, including 114,549 shares in connection with the exercise of an over-allotment option by the underwriter of the Public Offering

         The Corporation issued a total of 1,806,072 shares of Common Stock in connection with the Restructuring Plan, the Rights Offering and the Public Offering. The shares of Common Stock were listed for trading on the Nasdaq National Market under the symbol "PAMM." Trading in the stock commenced on June 25, 1996.

         Concurrently with the closing of the Restructuring, the Rights Offering and the Public Offering on June 27, 1996, the Partnership filed certificates of dissolution and liquidation with the California Secretary of State.

         The Restructuring has been accounted for as a change in legal organization but not in the enterprise formerly engaged in by the Partnership. Therefore, the financial statements of the Corporation give effect to the Restructuring as a recapitalization of the Partnership into the Corporation. References to the Corporation in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the financial condition and results of operations of the Partnership on a consolidated basis for all periods prior to June 27, 1996.

         The unaudited interim consolidated financial statements should be read in conjunction with the historical consolidated financial statements and the related notes thereto of the Partnership filed with its Annual Report on Form 10-K for the year ended December 31, 1995.

FINANCIAL CONDITION

         Total consolidated assets increased $22.9 million (27.7%) to $105.5 million at June 30, 1996 from $82.6 million at December 31, 1995. The increase resulted primarily from a $14.2 million increase (430.3%) in accounts receivable and a $9.0 million increase (85.7%) in cash and cash equivalents. Accounts receivable increased by $14.2 million (430.3%), to $17.5 million at June 30, 1996 from $3.3 million at December 31, 1995, due to loan sales made in June, for which payment was received in early July 1996. The $9.0 million

(85.7%) increase in cash and cash equivalents, to $19.5 million at June 30, 1996 from $10.5 million at December 31, 1995, was due primarily to a net increase of $5.2 million in cash proceeds from the $19.6 million of additional thrift certificates issued, partially offset by the $14.2 million increase in accounts receivable, and the receipt of net cash proceeds of $3.8 million from the sale of Common Stock in the Public Offering and the Rights Offering, after use of $5.0 million of proceeds to pay debts and expenses. Loans receivable increased by $2.8 million (6.4%), to $46.7 million at June 30, 1996 from $43.9 million at December 31, 1995, reflecting an increase in origination of portfolio loans by Pacific Thrift and Loan Company ("Pacific Thrift"), the Corporation's primary operating subsidiary. The increase in loans receivable was offset by a decrease in loans held for sale, which decreased by $2.6 million (20.6%), to $10.0 million at June 30, 1996 from $12.6 million at December 31, 1995. Excess yield receivable decreased $.5 million (18.5%) to $2.2 million from $2.7 million, due primarily to payments received from the purchaser of loans sold from September 1994 through December 1995 with a retained servicing released fee. Since December 1995, the terms of loan sales have been changed to replace the servicing released fee with premiums recognized immediately upon sale. Real estate acquired in settlement of loans ("OREO") decreased by $.3 million (9.4%), to $2.9 million at June 30, 1996, from $3.2 million at December 31, 1995.

         Total liabilities increased $14.0 million (19.0%) to $87.8 million at June 30, 1996 from $73.8 million at December 31, 1995. The increase resulted primarily from a $19.6 million (32.6%) increase in thrift certificates payable, to $79.8 million at June 30, 1996 from $60.2 million at December 31, 1995. Payables to related party increased by $.2 million (66.7%) to $.5 million at June 30, 1996 from $.3 million at December 31, 1995 due to the accrual of fees payable to the Partnership's General Partner, which may not be paid under the terms of the bank loan assumed by the Corporation without the consent of Fleet Bank. N.A. No additional fees to the General Partner will be accrued after June 27, 1996.

         Total capital increased by $9.0 million (103.4%) to $17.7 million at June 30, 1996 from $8.7 million at December 31, 1995, due to the increase in capital as a result of the sale of Common Stock in the Public Offering and the Rights Offering and net income of $.3 million reported for the six months ended June 30, 1996.

RESULTS OF OPERATIONS

GENERAL

         The Corporation reported net income after tax provision of $11,000, or $.01 per share, for the quarter ended June 30, 1996 and $.3 million, or $.16 per share, for the six months ended June 30, 1996. Expenses for the quarter and for the six months ended June 30, 1996 included non-recurring expenses of $.6 million for the quarter and $.7 million for the six months related to the completion of the Restructuring, and also included management fees payable to the General Partner of the Partnership of $.7 million for the quarter and $1.1 million for the six months ended June 30, 1996, which will not recur after the Restructuring. Income for the six months ended
June 30, 1996 also included a $.6 million reversal of reserves for loan loss due to the sale of $3.8 million in "piggyback" loans by Pacific Thrift.

         For the comparable periods of 1995, the Partnership reported a net loss of $.5 million for the quarter and a net loss of $.3 million for the six months ended June 30, 1995, after recognizing a tax benefit of $.1 million for the quarter and $.5 million for the six months ended June 30, 1995, from net operating loss carryforwards of Pacific Thrift.

INTEREST INCOME

         Total interest income increased by $.1 million (4.2%) to $2.5 million for the quarter ended June 30, 1996 from $2.4 million for the quarter ended June 30, 1995, but decreased by $.1 million (2.0%), to $4.9 million for the six months ended June 30, 1996 compared to $5.0 million for the six months ended June 30, 1995. These minor variations in interest income resulted from differences in the holding period on loans originated for sale during each of the periods, which affected the yield on loans held for sale pending the sale date of such loans. Interest on investments also declined by $.1 million (50.0%), to $.1 million for the quarter ended June 30, 1996 from $.2 million for the quarter ended June 30, 1995, and by $.3 million (60.0%) to $.2 million for the six months ended June 30, 1996, from $.5 million for the six months ended June 30, 1995, due to a decline in average investments and a decrease in interest rates on investments. Total interest expense decreased by $.2 million (14.3%) for the quarter ended June 30, 1996 and by $.4 million (14.3%) for the six months ended June 30, 1996, to $1.2 million for the quarter and $2.4 million for the six months ended June 30, 1996 from $1.4 million for the quarter and $2.8 million for the six months ended June 30, 1995, due primarily to a decrease of $.2 million (50.0%) per quarter in interest payments on the bank loan. Net interest income before provision for loan losses increased by $.3 million (30.0%) for the quarter and by $.3 million (13.6%) for the six months ended June 30, 1996, to $1.3 million for the quarter and $2.5 million for the six months ended June 30, 1996, from $1.0 million and $2.2 million for the comparable periods of 1995, due primarily to a decline in interest expense.

PROVISION FOR LOAN LOSSES

         The provision for loan losses decreased by $1.0 million (200.0%), to ($.5 million) for the quarter ended June 30, 1996 from $.5 million for the quarter ended June 30, 1995, due primarily to a $.6 million reversal of reserves at Pacific Thrift in connection with a sale of $3.8 million of "piggyback" loans, and a $.2 million decrease in reserves on the loan portfolio previously held directly by the Partnership (the "Presidential Portfolio").
The provision for loan losses decreased by $.7 million (70.0%), to $.3 million for the six months ended June 30, 1996 from $1.0 million for the six months ended June 30, 1996, due primarily to the decrease in reserves on the Presidential Portfolio. The Presidential Portfolio consists of loans originated prior to 1990, the balance of which is being gradually reduced through payoffs, sales and foreclosures, to a total balance of $7.1 million at June 30, 1996 from $9.1 million at December 31, 1995. Because of the age of the Presidential Portfolio, the reserves on it as a percentage of its total balance are substantially higher than the loans held by Pacific Thrift, a majority of which were originated after 1994. Even after the reduction in the provision for loan losses for the quarter and the six months ended June 30, 1996, the reserves on the remaining Presidential Portfolio were higher as a percentage of the total balance of those loans at June 30, 1996 (35%) than at December 31, 1995 (30%). The total allowance for loan losses was $3.8 million at June 30, 1996, compared to $4.2 at December 31, 1995.

         The adequacy of the allowance for loan losses is based on a variety of factors, including loan classifications and underlying loan collateral values, and is not directly proportional to the level of nonperforming loans. The ratio of nonaccrual loans past due 90 days or more ($1.2 million) to total loans ($51.4 million) was 2.4% at June 30, 1996, compared to 1.6% ($.8 million nonaccrual to $49.0 million total loans) at December 31, 1995.

NONINTEREST INCOME

         Total noninterest income increased by $4.2 million (150.0%) for the quarter, to $7.0 million for the quarter ended June 30, 1996 from $2.8 million for the quarter ended June 30, 1995, and increased by $7.4 million (137.0%) for the six months ended June 30, 1996, to $12.8 million for the six months ended June 30, 1996 from $5.4 million for the six months ended June 30, 1995.

         The primary source of noninterest income is gains on sale of loans originated for sale, which increased $4.3 million (238.9%) for the quarter and $7.5 million (227.3%) for the six months ended June 30, 1996, to $6.1 million for the quarter and $10.8 million for the six months ended June 30, 1996, compared to $1.8 million for the quarter and $3.3 million for the six months ended June 30, 1995.

         Trustee and reconveyance fees remained substantially unchanged at $.7 million for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995, and increased by $.1 million (6.7%), to $1.6 million for the six months ended June 30, 1996 compared to $1.5 million for the six months ended June 30, 1995.

NONINTEREST EXPENSE

         Noninterest expense increased by $4.2 million (107.7%) for the quarter and by $6.2 million (82.7%) for the six months ended June 30, 1996, to $8.1 million for the quarter and $13.7 million for the six months ended June 30, 1996, from $3.9 million for the quarter and $7.5 million for the six months ended June 30, 1995. General and administrative expenses increased
$1.5 million (88.2%) for the quarter and $2.1 million (67.7%) for the six months ended June 30, 1996, to $3.2 million for the quarter and $5.2 million for the six months ended June 30, 1996, compared to $1.7 million for the quarter and $3.1 million for the six months ended June 30, 1995. Salaries, employee benefits and personnel services increased $2.1 million (123.5%) for the quarter and $3.3 million (100%) for the six months ended June 30, 1996, to $3.8 million for the quarter and $6.6 million for the six months ended June 30, 1996, compared to $1.7 million for the quarter and 3.3 million for the six months ended June 30, 1995, due to the increase in loan volume, the corresponding increase in loan representative commissions, and the hiring of additional support personnel to handle the increased loan volume. Related party fees increased $.5 million (250%) for the quarter and $.7 million (175.0%) for the six months ended June 30, 1996, reflecting an increase in fees payable to the Partnership's general partner under the partnership agreement of the Partnership due to increased loan volume and fees based on net income. As a result of the completion of the Restructuring, no additional fees of this nature will be incurred after June 27, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The primary source of the Corporation's liquidity is the cash and cash equivalents maintained by Pacific Thrift in connection with its deposit-taking and lending activities. At June 30, 1996, cash and cash equivalent assets totalled $19.5 million, compared with $10.5 million at December 31, 1995, primarily due to the cash proceeds received by the Corporation on June 27, 1996 in connection with the sale of Common Stock in the Public Offering and the Rights Offering. Pacific Thrift also held an account receivable of $14.1 million for loans sold as of June 30, 1996 which was paid in early July 1996.

         Pacific Thrift is subject to certain leverage and risk-based capital adequacy standards applicable to FDIC-insured institutions. At June 30, 1996, Pacific Thrift met the FDIC regulatory definition of "well capitalized." However, because Pacific Thrift is currently subject to a Memorandum of Understanding requiring it to maintain a certain capital level (which it currently meets), Pacific Thrift is classified by the FDIC as "adequately capitalized." See the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, Item 1. "Business - Supervision and Regulation -- Regulatory Actions."

         At June 30, 1996, the Corporation had no material outstanding commitments to fund loans. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1996 totalled $44.4 million. Based upon historical experience, management believes that a significant portion of such deposits will be renewed and will remain with Pacific Thrift.

         As indicated in the Statements of Cash Flows, the Corporation used $13.3 million in cash from operating activities from January 1, 1996 through June 30, 1996. This includes a deduction from cash for the $14.1 million increase in accounts receivable, which was primarily due to loans sold at June 30, 1996, and which was paid in early July 1996.

         The Corporation used $1.0 million in investing activities for the six months ended June 30, 1996, primarily due to a net increase of $.5 million in loans receivable and a net increase of $.6 million in property and equipment.

         The Corporation realized $23.4 million from financing activities for the six months ended June 30, 1996, primarily reflecting an increase of $19.6 million in thrift certificates and the realization of $8.8 million in proceeds from the sale of Common Stock in the Public Offering and the Rights Offering, offset by uses of $4.0 million to pay down the bank debt and $1.1 million to pay former limited partners of the Partnership whose capital withdrawal requests had been approved prior to June 1993.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There has been no change in the legal actions described in the Annual Report on Form 10-K, except as previously described in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The terms of the Restructuring were submitted to the vote by written consent of limited partners of the Partnership between May 14, 1996 and June 17, 1996. Limited partners holding the following percentages of the total capital contributions of all limited partners (excluding any capital contributions of the General Partner) voted for, against or abstain on the
Restructuring: 74.6% for, 1.2% against and 0.7% abstain. Limited partners holding the remaining 23.5% of the total capital contributions did not vote on the Restructuring. The terms of the Restructuring are described in Part I,
Item 2 above.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.  None.

         (b)     Reports on Form 8-K.  None.

                                   SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August __, 1996.


                                       PACIFICAMERICA MONEY CENTER, INC.
                                       (Registrant)



August __, 1996                        JOEL R. SCHULTZ
                                       ---------------
                                       Joel R. Schultz,
                                       President


August __, 1996                        CHARLES J. SIEGEL
                                       -----------------
                                       Charles J. Siegel,
                                       Chief Financial and Accounting Officer