Form 10-Q/A
period 1996-06-30
PACIFICAMERICA MONEY CENTER INC
filed 1996-08-14
CIK 921623

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q/A
                               QUARTERLY REPORT


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

                                  SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1996.


                                       PACIFICAMERICA MONEY CENTER, INC.
                                       (Registrant)




August 13, 1996                        JOEL R. SCHULTZ
                                       ---------------
                                       Joel R. Schultz,
                                       President


August 13, 1996                        CHARLES J. SIEGEL
                                       -----------------
                                       Charles J. Siegel,
                                       Chief Financial and Accounting Officer