Form 10-Q
period 1996-09-30
PACIFICAMERICA MONEY CENTER INC
filed 1996-11-12
CIK 921623

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                QUARTERLY REPORT

                              ---------------------

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR


/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                                          ---------    ---------

                         Commission file number 0-20897

                        PACIFICAMERICA MONEY CENTER, INC.
             (Exact name of Registrant as specified in its charter)

            California                                                                         95-4465729
(State or other jurisdiction of incorporation or organization)                 (IRS Employer Identification Number)


                             21031 Ventura Boulevard
                        Woodland Hills, California 91364
               (Address of Principal Executive Office) (Zip Code)
        Registrant's telephone number, including area code (818) 992-8999


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X  NO    .
                                       ---    ---

                           PACIFICAMERICA MONEY CENTER
                                AND SUBSIDIARIES


                           Consolidated Balance Sheets
                                    Unaudited

                    December 31, 1995 and September 30, 1996


                                                    SEPT 30,         DECEMBER 31,
                                                      1996              1995
Assets

Cash & cash equivalents                           $ 14,568,000       $10,489,000
Accounts receivable, net                            15,583,000         3,337,000
Interest receivable                                    902,000           903,000
Loans receivable, net  (Note 2)                     53,368,000        43,908,000
Loans held for sale                                 17,216,000        12,577,000
Receivable from related party                          327,000           347,000
Excess yield receivable                              1,950,000         2,725,000
Real estate acquired in settlement of loans          3,054,000         3,156,000
Property and equipment, net                          2,187,000         1,398,000
Goodwill                                             1,718,000         1,808,000
Other assets                                         2,670,000         1,909,000
                                                  ------------       -----------
                                                  $113,543,000       $82,557,000
                                                  ============       ===========

Liabilities and Capital

  Thrift certificates payable
    Full-paid certificates                          30,072,000        35,881,000
    Installment certificates                        54,719,000        24,275,000
                                                  ------------       -----------
  Total thrift certificates payable                 84,791,000        60,156,000
  Accounts payable and accrued expenses              4,546,000         4,018,000
  Accrued interest payable                             105,000           273,000
  Payable to related party                             491,000           281,000
  Mortgage notes payable                               668,000           611,000
  Note payable                                       4,740,000         6,771,000
  Note payable to related party                              0           600,000
  Partnership withdrawals payable                            0         1,120,000
                                                  ------------       -----------
                                                  $ 95,341,000       $73,830,000
                                                  ------------       -----------


Capital                                             18,202,000         8,727,000
                                                  ------------       -----------

                                                  $113,543,000       $82,557,000
                                                  ============       ===========

See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations

                           PACIFICAMERICA MONEY CENTER
                                AND SUBSIDIARIES
                        Consolidated Statements of Income
                                    Unaudited


                                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                 Sept 30,             Sept 30,         Sept 30,            Sept 30,
                                                                   1996                 1995             1996                1995
Interest Income:
  Interest and fees on loans receivable                           2,682,000          2,223,000          7,406,000         6,803,000
  Interest on deposits with banks                                   106,000            125,000            302,000           584,000
                                                                -----------          ---------        -----------         ---------

                                    Total interest income         2,788,000          2,348,000          7,708,000         7,387,000
Interest Expense:
  Interest on thrift certificates greater than $100,000                   0                  0                  0             6,000
  Interest on other thrift certificates                           1,109,000            927,000          3,119,000         2,948,000
  Interest on notes payable                                          80,000            321,000            487,000         1,125,000
                                                                -----------          ---------        -----------         ---------

                                   Total interest expense         1,189,000          1,248,000          3,606,000         4,079,000
                                                                -----------          ---------        -----------         ---------

Net interest income                                               1,599,000          1,100,000          4,102,000         3,308,000
Provision for loan losses                                            11,000            861,000            267,000         1,861,000
                                                                -----------          ---------        -----------         ---------

       Net interest income after provision for loan losses        1,588,000            239,000          3,835,000         1,447,000

Noninterest income:
  Trustee and reconveyance fees                                     666,000            797,000          2,236,000         2,320,000
  Other income                                                      250,000            229,000            705,000           822,000
  Gain on sale of loans                                           6,936,000          2,360,000         17,732,000         5,690,000
                                                                -----------          ---------        -----------         ---------

                                                                  7,852,000          3,386,000         20,673,000         8,832,000
Noninterest expense:
  General and administrative                                      2,988,000          1,778,000          8,240,000         4,920,000
  Salaries, employee benefits and personnel services              4,779,000          1,899,000         11,358,000         5,231,000
  Amortization of organization costs                                 (4,000)            56,000            234,000           129,000
  Related party fees                                                      0            369,000          1,136,000           729,000
  Depreciation and amortization                                      95,000            127,000            299,000           366,000
  Expenses on real estate acquired in settlement of loans           109,000            218,000            364,000           243,000
  Net loss (gain) on sales of real estate acquired
    in settlement of loans                                           97,000             47,000            136,000           373,000
                                                                -----------          ---------        -----------         ---------

                                                                  8,064,000          4,494,000         21,767,000        11,991,000
                                                                -----------          ---------        -----------         ---------

                   Net income (loss) before tax provision         1,376,000           (869,000)         2,741,000        (1,712,000)
                                                                -----------          ---------        -----------         ---------

Tax provision                                                       578,000           (664,000)         1,653,000        (1,178,000)
                                                                -----------          ---------        -----------         ---------

                                        Net income (loss)           798,000           (205,000)         1,088,000          (534,000)
                                                                ===========          =========        ===========         =========


Primary earnings per share                                      $       .39                           $       .61

Fully diluted earnings per share                                $       .39                           $       .60

Weighted average number of common stock and
 common stock equivalents
    Primary & Fully Diluted                                       2,299,178                             2,299,178


See accompanying Notes to Consolidated Financial Statements and Management's discussion and Analysis of Financial Condition and Results of Operations

                           PACIFICAMERICA MONEY CENTER
                                AND SUBSIDIARIES
                        Computation of Earnings Per Share


                                                  Three Months     Nine Months
                                                     Ended            Ended
                                                    9-30-96          9-30-96
Primary Earnings per Share -
 Net Income                                          798,000        1,088,000
 Interest Adjustments (net of tax effect)            107,183          321,551
                                                   ---------        ---------

 Adjusted net income for primary earnings            905,183        1,409,551
                                                   =========        =========


 Common stock outstanding                          1,806,259        1,806,259
 Subscriber warrants                                  64,738           64,738
 General partner warrants                            563,333          563,333
 Stock options                                       226,100          226,100
                                                   ---------        ---------
 Common stock and common stock equivalents
  outstanding                                      2,660,430        2,660,430
 Adjustment for stock acquired with proceeds        (361,252)        (361,252)
                                                   ---------        ---------
 Adjusted common stock and common stock
  equivalents outstanding                          2,299,178        2,299,178
                                                   =========        =========


 Primary Earnings per Share                             0.39             0.61


Fully Diluted Earnings per Share -
 Net Income                                          798,000        1,088,000
 Interest Adjustments (net of tax effect)             95,728          287,185
                                                   ---------        ---------

 Adjusted net income for primary earnings            893,728        1,375,185
                                                   =========        =========


 Common stock outstanding                          1,806,259        1,806,259
 Subscriber warrants                                  64,738           64,738
 General partner warrants                            563,333          563,333
 Stock options                                       226,100          226,100
                                                   ---------        ---------
 Common stock and common stock equivalents
  outstanding                                      2,660,430        2,660,430
 Adjustment for stock acquired with proceeds        (361,252)        (361,252)
                                                   ---------        ---------
 Adjusted common stock and common stock
  equivalents outstanding                          2,299,178        2,299,178
                                                   =========        =========


 Fully Diluted Earnings per Share                       0.39             0.60

                           PACIFICAMERICA MONEY CENTER
                                AND SUBSIDIARIES


                Consolidated Statements of Cash Flows (Unaudited)



                                                   Nine Months        Nine Months
                                                      Ended              Ended
                                                     9-30-96            9-30-95
Adjustments to reconcile net income (loss)
to net cash used in operating
activities:
  Net income (loss)                                  1,088,000           (534,000)
  Depreciation & Amortization                          533,000            495,000
  Provision for loan losses                            267,000          1,861,000
  Net (gain) loss on sales of real estate
    acquired in settlement of loans                    136,000            373,000
(Increase) decrease in asset accounts:
  Accounts Receivable                              (12,246,000)        (3,913,000)
  Interest receivable                                    1,000            201,000
  Excess yield receivable                              775,000            426,000
  Goodwill                                              90,000             (3,000)
  Other assets                                        (975,000)        (1,174,000)
Increase (decrease) in liability accounts:
  Accounts payable and accrued expenses                (30,000)          (318,000)


Net cash used in operating                          ----------         ----------
activities                                         (10,361,000)        (2,586,000)
                                                    ----------         ----------

Cash flows from investing activities:
  (Increase) Decrease in Loans Receivable          (14,366,000)        15,260,000
  Increase in Prop & Equip                          (1,035,000)          (204,000)
  Increase in Mortgages Payable on Other
    Real Estate                                         57,000          1,218,000
  Decrease in Other Real Estate                        (34,000)        (2,285,000)
                                                    ----------         ----------
Net cash provided by (used in) investing           (15,378,000)        13,989,000
activities                                          ----------         ----------

Cash flow from financing activities:

  Withdrawal of Partnership Shares                  (1,120,000)                 0
  Increase (Decrease) in Thrift Certificates        24,635,000        (14,690,000)
  Decrease in Line of Credit                        (5,031,000)        (6,328,000)
  Increase in Note Payable                           3,000,000                  0
  Proceeds from issuance of stock                    8,334,000                  0
                                                    ----------         ----------
Net cash provided by (used in) financing            29,818,000        (21,018,000)
activities                                          ----------         ----------

Net increase (decrease) in Cash and
  Cash Equivalents                                   4,079,000         (9,615,000)

Cash and Cash Equivalents at beginning              10,489,000         19,628,000
                                                    ----------         ----------
Cash and Cash Equivalents at end                    14,568,000         10,013,000
                                                    ==========         ==========


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

2)       Restructuring plan and initial public offering.

         See Management's Discussion and Analysis of Financial Condition and Results of Operations.

3)       Earnings per share

         Primary and fully diluted earnings per share was computed under the modified treasury stock method, by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are options and warrants that are freely exercisable into common stock at less than market exercise prices. Common stock equivalents are not included in the weighted average number of shares when the inclusion would increase the earnings per share.

         The modified treasury stock method is used when the number of shares of common stock that can be purchased with the hypothetical funds from the exercise of the options exceeds 20% of the number of common shares outstanding. A maximum of 20% of the outstanding number of common shares may be purchased with the money received from the hypothetical exercise of all the stock options and similar investments involved. Any hypothetical money remaining after the 20% maximum is purchased, is applied to the reduction of existing debt and then investment in short term paper. Net income is adjusted for any interest expense (income) saved or created and the related tax effects are taken into consideration.

4)       Loans Receivable

         The following is a summary of Loans Receivable:

                                              @ 9-30-96             @ 12-31-95
         Interest bearing loans             $ 57,423,000           $ 49,023,000
         Deferred loan fees, net                (789,000)              (886,000)
         Allowance for loan losses            (3,266,000)            (4,229,000)
                                            ------------           ------------
                             Total          $ 53,368,000           $ 43,908,000
                                            ============           ============


         The following is a summary of Allowance for Loan Losses:

         Balance at 12-31-95                               $ 4,229,000
         Additions to reserve                                  267,000
         Charge offs/recoveries                             (1,230,000)
                                                           -----------
         Balance at 9-30-96                                $ 3,266,000
                                                           ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

         On June 27, 1996, PacificAmerica Money Center, Inc. (the "Corporation") and Presidential Mortgage Company, a California limited partnership (the "Partnership") completed a restructuring plan dated May 1, 1996 (the "Restructuring"), whereby all of the assets and liabilities of the Partnership were transferred to the Corporation in exchange for common stock of the Corporation (the "Common Stock"). Pursuant to the Restructuring Plan, 603,234 shares of Common Stock were issued to partners of the Partnership for their interests in the Partnership and $2,855,600.00 was paid by the Corporation to partners electing a "Cash Out Option." Concurrently with the solicitation of consent pursuant to the Proxy Statement/Prospectus dated May 14, 1996, the Corporation made a rights offering (the "Rights Offering"), pursuant to which a total of 324,628 shares were subscribed for and issued. Pursuant to a Prospectus dated June 24, 1996, the Corporation also conducted a public offering of additional shares of Common Stock at $10 per share (the "Public Offering"). A total of 878,210 shares were issued in the Public Offering, including 114,549 shares in connection with the exercise of an over-allotment option by the underwriter of the Public Offering. The Corporation issued a total of 1,806,072 shares of Common Stock in connection with the Restructuring, the Rights Offering and the Public Offering. The shares of Common Stock are listed for trading on the Nasdaq National Market under the symbol "PAMM."

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

FINANCIAL CONDITION

         Total consolidated assets increased $31.0 million (37.5%) to $113.6 million at September 30, 1996 from $82.6 million at December 31, 1995. The increase resulted primarily from a $12.3 million increase (372.7%) in accounts receivable, a $9.5 million increase (21.6%) in loans receivable, a $4.6 million increase (36.5%) in loans held for sale, and a $4.1 million increase (39.0%) in cash and cash equivalents. Accounts receivable increased by $12.3 million (372.7%), to $15.6 million at September 30, 1996 from $3.3 million at December 31, 1995, due to loan sales made in September, for which payment was received in early October 1996. The $4.1 million (39.0%) increase in cash and cash equivalents, to $14.6 million at September 30, 1996 from $10.5 million at December 31, 1995, was due primarily to a net increase of $2.8 million in cash proceeds from the $24.6 million of additional thrift certificates issued, partially offset by the $12.3 million increase in accounts receivable and the $9.5 million increase in loans receivable. Loans receivable increased by $9.5 million (21.6%), to $53.4 million at September 30, 1996 from $43.9 million at December 31, 1995, reflecting an increase in origination of portfolio loans by Pacific Thrift and Loan Company ("Pacific Thrift"), the Corporation's primary operating subsidiary. Loans held for sale increased by $4.6 million (36.5%), to $17.2 million at

September 30, 1996 from $12.6 million at December 31, 1995. Excess yield receivable decreased $.8 million (29.6%) to $1.9 million from $2.7 million, due primarily to payments received from the purchaser of loans sold from September 1994 through December 1995 with a retained servicing released fee. Since December 1995, the terms of loan sales have been changed to replace the servicing released fee with premiums recognized immediately upon sale.

         Total liabilities increased $21.5 million (29.1%) to $95.3 million at September 30, 1996 from $73.8 million at December 31, 1995. The increase resulted primarily from a $24.6 million (40.9%) increase in thrift certificates payable, to $84.8 million at September 30, 1996 from $60.2 million at December 31, 1995. Payables to related party increased by $.2 million (66.7%) to $.5 million at September 30, 1996 from $.3 million at December 31, 1995, due to the accrual of fees payable to the former Partnership's General Partner, which may not be paid under the terms of the bank loan assumed by the Corporation without the consent of Fleet Bank. N.A. No additional fees to the General Partner have been or will be accrued after June 27, 1996.

         Total capital increased by $9.5 million (109.2%) to $18.2 million at September 30, 1996 from $8.7 million at December 31, 1995, due to the increase in capital as a result of the sale of Common Stock in the Public Offering and the Rights Offering and net income of $1.1 million reported for the nine months ended September 30, 1996.

RESULTS OF OPERATIONS

GENERAL

         The Corporation reported net income after tax provision of $.8 million, or $.39 for primary and fully diluted earnings per share, for the quarter ended September 30, 1996 and $1.1 million, or $.61 for primary earnings per share and $.60 for fully diluted earnings per share, for the nine months ended September 30, 1996. Expenses for the nine months ended September 30, 1996 included non-recurring expenses of $.7 million related to the completion of the Restructuring, and also included management fees payable to the General Partner of the former Partnership of $1.1 million, which have not and will not recur after the Restructuring. Income for the nine months ended September 30, 1996 also included a $.6 million reversal of reserves for loan loss due to the sale of $3.8 million in "piggyback" loans by Pacific Thrift. These results are not necessarily indicative of results for any other interim period or for the full year.

         For the comparable periods of 1995, the Corporation reported a net loss of $.2 million for the quarter and a net loss of $.5 million for the nine months ended September 30, 1995, after recognizing a tax benefit of $.7 million for the quarter and $1.2 million for the nine months ended September 30, 1995, from net operating loss carryforwards of Pacific Thrift.

INTEREST INCOME

         Total interest income increased by $.4 million (16.7%) to $2.8 million for the quarter ended September 30, 1996 from $2.3 million for the quarter ended September 30, 1995, and increased by $.3 million (4.1%), to $7.7 million for the nine months ended September 30, 1996 compared to $7.4 million for the nine months ended September 30, 1995. Interest on deposits with banks declined $.3 million (50.0%) to $.3 million for the nine months ended September 30, 1996, from $.6 million for the nine months ended September 30, 1995, due to a decline in average investments and a decrease in interest rates on investments. Total interest expense decreased by $.5 million (12.2%) for the nine months ended September 30, 1996, to $3.6 million for the nine months ended September 30, 1996 from $4.1 million for the nine months ended September 30,

1995, due primarily to a decrease of $.6 million (54.5%) in interest payments on the bank loan. Net interest income before provision for loan losses increased by $.5 million (45.5%) for the quarter and by $.8 million (24.2%) for the nine months ended September 30, 1996, to $1.6 million for the quarter and $4.1 million for the nine months ended September 30, 1996, from $1.1 million and $3.3 million for the comparable periods of 1995, due primarily to an increase in interest income for the quarter and both an increase in interest income and a decline in interest expense for the nine months ended September 30, 1996.

PROVISION FOR LOAN LOSSES

         The provision for loan losses decreased by $.9 million for the quarter ended September 30, 1996 from $.9 million for the quarter ended September 30, 1995, due primarily to a $.8 million decrease in reserves on the loan portfolio previously held directly by the Partnership and now held by PacificAmerica Lending, Inc. (the "Presidential Portfolio"). The provision for loan losses decreased by $1.6 million (84.2%), to $.3 million for the nine months ended September 30, 1996 from $1.9 million for the nine months ended September 30, 1995, due primarily to the decrease in reserves on the Presidential Portfolio. The Presidential Portfolio consists of loans originated prior to 1990, the balance of which is being gradually reduced through payoffs, sales and foreclosures, to a total balance of $5.2 million at September 30, 1996 from $9.1 million at December 31, 1995. Because of the age of the Presidential Portfolio, the reserves on it as a percentage of its total balance are substantially higher than the loans held by Pacific Thrift, a majority of which were originated after 1994. Even after the reduction in the provision for loan losses for the quarter and the nine months ended September 30, 1996, the reserves on the remaining Presidential Portfolio were higher as a percentage of the total balance of those loans at September 30, 1996 (35%) than at December 31, 1995 (30%). The total allowance for loan losses was $3.3 million at September 30, 1996, compared to $4.2 at December 31, 1995.

         The adequacy of the allowance for loan losses is based on a variety of factors, including loan classifications and underlying loan collateral values, and is not directly proportional to the level of nonperforming loans. The ratio of nonaccrual loans past due 90 days or more ($1.6 million) to total loans ($57.4 million) was 2.8% at September 30, 1996, compared to 1.6% ($.8 million nonaccrual to $49.0 million total loans) at December 31, 1995.

NONINTEREST INCOME

         Total noninterest income increased by $4.5 million (132.4%) for the quarter, to $7.9 million for the quarter ended September 30, 1996 from $3.4 million for the quarter ended September 30, 1995, and increased by $11.9 million (135.2%) for the nine months ended September 30, 1996, to $20.7 million for the nine months ended September 30, 1996 from $8.8 million for the nine months ended September 30, 1995.

         The primary source of noninterest income is gains on sale of loans originated for sale, which increased $4.5 million (187.5%) for the quarter and $12.0 million (210.5%) for the nine months ended September 30, 1996, to $6.9 million for the quarter and $17.7 million for the nine months ended September 30, 1996, compared to $2.4 million for the quarter and $5.7 million for the nine months ended September 30, 1995.

         Trustee and reconveyance fees decreased by $.1 million (12.5%) for the quarter ended September 30, 1996 to $.7 million compared to $.8 million for the quarter ended September 30, 1995, and decreased by $.1 million (4.3%), to $2.2 million for the nine months ended

September 30, 1996 compared to $2.3 million for the nine months ended September 30, 1995.


NONINTEREST EXPENSE

         Noninterest expense increased by $3.6 million (80.0%) for the quarter and by $9.8 million (81.7%) for the nine months ended September 30, 1996, to $8.1 million for the quarter and $21.8 million for the nine months ended September 30, 1996, from $4.5 million for the quarter and $12.0 million for the nine months ended September 30, 1995. General and administrative expenses increased $1.2 million (66.7%) for the quarter and $3.3 million (67.3%) for the nine months ended September 30, 1996, to $3.0 million for the quarter and $8.2 million for the nine months ended September 30, 1996, compared to $1.8 million for the quarter and $4.9 million for the nine months ended September 30, 1995. Salaries, employee benefits and personnel services increased $2.9 million (152.6%) for the quarter and $6.1 million (117.3%) for the nine months ended September 30, 1996, to $4.8 million for the quarter and $11.3 million for the nine months ended September 30, 1996, compared to $1.9 million for the quarter and $5.2 million for the nine months ended September 30, 1995, due to the increase in loan volume, the corresponding increase in loan representative commissions, and the hiring of additional support personnel to handle the increased loan volume. Related party fees decreased $.4 million (100%) for the quarter and increased $.4 million (57.1%) for the nine months ended September 30, 1996, reflecting an increase in fees payable to the former Partnership's General Partner under the partnership agreement of the Partnership due to increased loan volume and fees based on net income during the period prior to the Restructuring. As a result of the completion of the Restructuring, no additional fees of this nature have been or will be incurred after June 27, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The primary source of the Corporation's liquidity is the cash and cash equivalents maintained by Pacific Thrift in connection with its deposit-taking and lending activities. At September 30, 1996, cash and cash equivalent assets totaled $14.6 million, compared with $10.5 million at December 31, 1995. Pacific Thrift also held an account receivable of $15.6 million for loans sold as of September 30, 1996 which was paid in early October 1996.

         Pacific Thrift is subject to certain leverage and risk-based capital adequacy standards applicable to FDIC-insured institutions. At September 30, 1996, Pacific Thrift met the FDIC regulatory definition of "well capitalized." However, because Pacific Thrift is currently subject to a Memorandum of Understanding requiring it to maintain a certain capital level (which it currently meets), Pacific Thrift is classified by the FDIC as "adequately capitalized." See the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, Item 1. "Business - Supervision and Regulation -- Regulatory Actions."

         At September 30, 1996, the Corporation had no material outstanding commitments to fund loans. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1996 totaled $54.6 million. Based upon historical experience, management believes that a significant portion of such deposits will be renewed and will remain with Pacific Thrift.

         As indicated in the Statements of Cash Flows, the Corporation used $10.4 million in cash from operating activities from January 1, 1996 through September 30, 1996. This includes a deduction from cash for the $12.3 million increase in accounts receivable, which was primarily due to loans sold at September 30, 1996, and which was paid in early October 1996.

         The Corporation used $15.4 million in investing activities for the nine months ended September 30, 1996, primarily due to a net increase of $14.4 million in loans receivable and a net increase of $1.0 million in property and equipment.

         The Corporation realized $29.8 million from financing activities for the nine months ended September 30, 1996, primarily reflecting an increase of $24.6 million in thrift certificates, an increase in short term notes payable of $3.0 million and the realization of $8.3 million in proceeds from the sale of Common Stock in the Public Offering and the Rights Offering, offset by uses of $5.0 million to pay down the bank debt and $1.1 million to pay former limited partners of the Partnership whose capital withdrawal requests had been approved prior to June 1993.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There has been no change in the legal actions described in the Annual Report on Form 10- K, except as previously described in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the vote of stockholders during the quarter ended September 30, 1996.

ITEM 5.  OTHER INFORMATION.

         New Loan Sale and Securitization Agreement. As of October 31, 1996, the Corporation entered into a new Master Loan Purchase Agreement (the "Agreement") with Aames Capital Corporation ("Aames"), the primary purchaser of the Corporation's loans for over two years. Under the new Agreement, the Corporation has agreed to sell to Aames at least $50 million of loans per quarter until the earlier of October 30, 1998 or a total of $300 million of loans have been sold. For all loans sold under the new Agreement, the Corporation will receive: (i) par value for the loans sold on the date of sale, (ii) interest payments actually received pending each quarterly securitization date, less a servicing fee and warehousing fee paid to Aames; (iii) an amount equal to the discounted present value of any interest-only strip which is sold by Aames and represents the premium value of loans sold by the Corporation, or its equivalent value as determined by the investment banks managing the securitization if an interest-only strip is not sold; (iv) an advance equal to 35% of the present value of the "excess spread" payments anticipated to be received by the Corporation over the life of the loans in each securitization; and (v) "excess spread" payments, representing that portion of the payments received by Aames over the life of each securitization pool for its residual interest in each securitization that are attributable to loans sold by the Corporation. Management anticipates that, based upon current assumptions regarding interest rates, prepayment experience and loan performance, the new agreement will result in significantly improved profit margins on all loans sold to Aames. The agreement may be terminated by either PAMM or Aames under certain conditions. The new agreement will take effect for all loans sold beginning in the fourth quarter of 1996.

         All loans sold by the Corporation for the past two years have been included in pools of loans securitized by Aames. Under the prior agreement, however, the Corporation received a cash premium on the date of sale of the loans, but no additional compensation when the loans were securitized. Under the new Agreement, loans sold by the Corporation to Aames will continue to be securitized in Aames' regular quarterly securitization pools, but the Corporation will receive continuing payments on the loans as outlined above. Credit enhancement is provided for each securitization through private credit insurance, and each pool is rated AAA by one or more rating services. Aames acts as loan servicer for each of the pools. All loans have been, and will continue to be, sold to Aames on a nonrecourse basis, except for the obligation to repurchase any loan which does not meet certain customary representations and warranties, and the obligation to repurchase loans adversely affected by any breach of general representations and warranties.

         For the quarter and the nine months ended September 30, 1996, the Corporation sold $78.6 million and $208.4 million of loans, respectively, to Aames. All loans sold during the fourth quarter of 1996 and thereafter during the term of the Agreement will be subject to the terms of the new Agreement. The statements made in this Report regarding future results of operations under the new Aames Agreement are forward-looking statements, and there can be no assurance that future results will meet these expectations. PAMM's actual results of operation will be affected by a number of factors, including the amount of loans purchased by Aames, the continuation of the Aames securitization program, interest rates on loans originated by PAMM compared to interest rates required by investors in each securitization and prepayment rates, delinquencies and losses on loans sold by PAMM.

         Sale of Commercial Loan Portfolio. As of October 30, 1996, PAMM signed a letter of intent to sell approximately $23.7 million of mortgage loans secured by commercial property as part of its strategy to exit the commercial loan business and concentrate all of its financial and human resources on residential mortgage lending for securitization. The loans intended to be sold represent the substantial majority of commercial loans now held in PAMM's loan portfolio. If the sale of commercial loans is completed as contemplated under the letter of intent, PAMM expects to realize a significant net gain on the sale. The completion of the sale is subject to a number of conditions, including the completion of due diligence by the intended purchaser and the completion of a mutually acceptable purchase and sale agreement. Effective as of October 31, 1996, PAMM has ceased all operations of its commercial property loan division, and has laid off or transferred the 24 employees who worked in that division. No material charges have been or are expected to be incurred in connection with the discontinuation of operations of the commercial loan division.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

10.1 Master Loan Purchase Agreement dated as of October 31, 1996 by and between PacificAmerica Money Center, Inc. and Aames Capital Corporation.

10.2 Credit Agreement dated as of October 31, 1996 by and among PacificAmerica Money Center, Inc., Aames Capital Corporation and Aames Financial Corporation.


         (b)      Reports on Form 8-K.  None.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 11, 1996.


                                   PACIFICAMERICA MONEY CENTER, INC.
                                   (Registrant)



November 11, 1996                  JOEL R. SCHULTZ
                                   -----------------
                                   Joel R. Schultz,
                                   President


November 11, 1996                  CHARLES J. SIEGEL
                                   -----------------
                                   Charles J. Siegel,
                                   Chief Financial and Accounting Officer