Form 10-K405
period 1996-12-31
PACIFICAMERICA MONEY CENTER INC
filed 1997-03-31
CIK 921623

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                       THE SECURITIES EXCHANGE ACT OF 1934

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996
                                       OR
                                      / /
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from _______________ to ______
                         Commission file number _______


                        PACIFICAMERICA MONEY CENTER, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                     6162                                  95-3302338
   (State or other jurisdiction of             (Primary Standard Industrial                   (I.R.S. Employer
   incorporation or organization)               Classification Code Number)                Identification Number)

                             21031 Ventura Boulevard
                        Woodland Hills, California 91364
                                 (818) 992-8999
               (Address, including zip code, and telephone number,
                 including area code, of registrant's principal
                               executive offices)
                             ----------------------


        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
YES  X    NO    .
    ---      ---

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO    .
    ---     ---

         The number of shares of common stock of the Registrant outstanding as of March 25, 1997: 1,887,855 shares.

         The aggregate market value of the outstanding common stock of the Registrant held by non-affiliates of the Registrant, based on the market price at March 25, 1997 was approximately $49,551,120.

                      Documents Incorporated by Reference
         Certain portions of the following documents are incorporated by reference into Part III of this Form 10-K: The Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held July 10, 1997.

                        PACIFICAMERICA MONEY CENTER, INC.

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

         PacificAmerica Money Center, Inc. (the "Company") is a Delaware corporation formed in 1994 for the purpose of completing a restructuring of Presidential Mortgage Company, a California limited partnership (the "Partnership"). On June 27, 1996, the Company and the Partnership completed the restructuring (the "Restructuring"), as a result of which all of the assets and liabilities of the Partnership were transferred to the Company in exchange for common stock of the Company (the "Common Stock"). Pursuant to the Restructuring, 603,234 shares of Common Stock were issued to partners of the Partnership (other than partners accepting the "Cash Out Option") for their interests in the Partnership , and $2,855,600.00 was paid by the Company to partners electing a "Cash Out Option." As a part of the Restructuring, the Company also sold to the general partner of the Partnership (the "General Partner") 563,333 warrants (the "General Partner Warrants"), each exercisable until December 27, 1997 for one share of Common Stock, at an exercise price of $15.00 per share. Concurrently with the solicitation of consent of the partners of the Partnership for the Restructuring pursuant to the Proxy Statement/Prospectus dated May 16, 1996, the Company made a rights offering to the partners of the Partnership and certain other related persons of the Partnership (the "Rights Offering"), pursuant to which a total of 324,628 shares were subscribed for and issued at $10 per share and 64,893 warrants ("Subscriber Warrants") were also issued to such subscribers, each exercisable until June 27, 1998 for one share of Common Stock at an exercise price of $12.50 per share. Pursuant to a Prospectus dated June 24, 1996, the Company also conducted a public offering of additional shares of Common Stock at $10 per share (the "Public Offering"). A total of 878,210 shares were issued in the Public Offering, including 114,549 shares in connection with the exercise of an over-allotment option by the underwriter of the Public Offering. The Company issued a total of 1,806,072 shares of Common Stock in connection with the Restructuring, the Rights Offering and the Public Offering.

         As of March 15, 1997, due to issuance of 53,120 shares of Common Stock under the Company's Stock Purchase Plan, the issuance of 11,560 shares of Common Stock upon exercise of incentive stock options, the exercise of 1,583 Subscriber Warrants and the exercise of 14,270 General Partner Warrants, a total of 1,886,605 shares of Common Stock, 63,310 Subscriber Warrants and 549,063 General Partner Warrants were outstanding. The shares of Common Stock are listed for trading on the Nasdaq National Market under the symbol "PAMM."

         From the date of its formation in 1981 until 1988, the Partnership's sole business was the direct origination and servicing of real estate secured loans under California consumer and commercial finance lender licenses. In 1988, the Partnership formed Pacific Thrift and Loan Company, a California corporation ("Pacific Thrift"), as a wholly owned subsidiary, to engage in the business of origination, purchase and sale of real estate secured loans under a California Thrift and Loan License. Pacific Thrift also accepts deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), and is therefore subject to regulation by both the FDIC and the California Department of Corporations ("DOC"). Since 1990, substantially all new lending activity has been conducted by Pacific Thrift. The Company also owns another subsidiary, PacificAmerica Money Centers, Inc., doing business in California as PacificAmerica Money Center of California ("PacificAmerica Centers"), (formerly known as PacificAmerica Lending, Inc.), formed for the purpose of engaging in the lending business under a California finance lender's license and other state licenses where management deems it appropriate. As of the date hereof, PacificAmerica Centers has not engaged in significant loan production, but it may become more active in the future, depending upon business requirements.

         Pursuant to the Restructuring, the Company also acquired substantially all of the Partnership's interests in three subsidiaries engaged in the trust deed foreclosure services and posting and publishing businesses, Consolidated Reconveyance Company ("CRC"), a California limited partnership, Lenders Posting and Publishing Company ("LPPC"), a California limited partnership, and Consolidated Reconveyance Corporation ("CRCWA"), a Washington corporation. Effective December 31, 1996, substantially all of the assets of CRC and LPPC and all of the stock of CRCWA were sold as part of the Company's strategy to concentrate all of its financial and human resources on its primary business of residential lending for securitization.

          The Company's main offices are located at 21031 Ventura Boulevard, Suite 102, Woodland Hills, California 91364. Its telephone number is (818) 992-8999.

ORGANIZATIONAL STRUCTURE

         THE COMPANY. The Company now acts as a holding company for Pacific Thrift and PacificAmerica Centers. All of the Company's business operations and substantially all of its assets are held through these subsidiaries.

         PACIFIC THRIFT. Pacific Thrift is a California licensed Thrift and Loan Company that commenced business in 1988 and is supervised and regulated by the DOC and the FDIC. The deposits of Pacific Thrift are insured by the FDIC up to applicable limits. Pacific Thrift conducts its operations at its main office in Woodland Hills and produces loans through five loan production offices in California located in Irvine, San Diego, San Jose, Walnut Creek and West Covina, as well as six loan production offices located in other states, including Phoenix, Arizona, Golden, Colorado, Las Vegas, Nevada, Portland, Oregon, Salt Lake City, Utah, and Bellevue, Washington. In addition, Pacific Thrift originates loans through 117 commission-based loan representatives (as of December 31, 1996) who currently operate in 32 states throughout the United States.

         Pacific Thrift focuses on the origination of "sub-prime" residential loans to borrowers whose credit histories limit their ability to qualify for lower rate financing at more credit sensitive financial institutions. Until mid-1996, Pacific Thrift also originated loans for its own loan portfolio, including loans secured by residential, multi-family and commercial property. During

1996, Management determined to discontinue originating portfolio loans as part of its strategy to concentrate all of its financial and human resources on the origination of loans for sale and securitization. The production of loans for securitization has continued to increase over the past three years as Pacific Thrift has steadily expanded its geographic lending areas. As of March 15, 1997, Pacific Thrift, was authorized to originate loans in 47 states and the District of Columbia.

          Pacific Thrift does not offer lease financing or credit lines. Pacific Thrift offers passbook accounts, term certificates and money market certificates. Pacific Thrift does not offer other traditional banking services, such as checking accounts, travelers' checks or safe deposit boxes.

         During 1996, Pacific Thrift completed the sale of approximately $26.2 million of portfolio loans and loan participations to two third-party purchasers as part of its strategy to concentrate its resources on loan origination for sale and securitization. The largest sale occurred in the fourth quarter of 1996, when the Company completed the sale of approximately $18 million in commercial loans. The Company reported a net gain (including release of reserve for loan losses) of approximately $1.0 million in connection with the sale. As a result of loan sales and the discontinuation of portfolio loan origination programs, Pacific Thrift's loan portfolio had been reduced to an aggregate principal balance of $31.8 million at December 31, 1996, from $40.6 million at December 31, 1995. An additional $10.5 of portfolio loans were reclassified as loans held for sale at December 31, 1996 and sold in the first two months of 1997.

CRC, CRCWA AND LPPC

         Until the sale of substantially all its assets by the Company as of December 31, 1996, CRC provided foreclosure related services on real estate trust deeds, including foreclosure sales and trust deed reconveyances. Until the sale of substantially all its assets by the Company as of December 31, 1996, LPPC provided posting and publishing of notices of default and notices of sale for CRC and other trust deed foreclosure companies. CRC provided services on trust deeds to over 300 banks, thrifts, mortgage banks, life insurance companies and federal regulatory agencies located across the country. Approximately one-third of CRC's revenues were derived from lenders located outside of California. All of the stock of CRCWA was also sold by the Company as of December 31, 1996. CRCWA provided foreclosure related services on real estate trust deeds secured by property located in the State of Washington. Less than 5% of the revenues of CRC, CRCWA or LPPC were derived from services provided to the Company and Pacific Thrift.

         Total combined net income of CRC, CRCWA and LPPC was approximately $.4 million, $.9 million and $.9 million for each of the years ended December 31, 1996, 1995 and 1994, respectively. The total purchase price for the assets and stock and goodwill of CRC, LPPC and CRCWA was $1.8 million, subject to increase or decrease in an amount equal to the increase or decrease in the total combined partners' and shareholders' equity of CRC, LPPC and CRCWA, as shown on the audited consolidating balance sheets of the Company at December 31, 1996, from November 30, 1996. The purchase price was reduced by $74,000 pursuant to the foregoing adjustment provision. As a result of the transaction, the Company wrote off approximately $.9 million of goodwill, and recognized an additional loss of $.1 million on operations for November and December of 1996.

PACIFICAMERICA CENTERS

         PacificAmerica Centers was formed by the Partnership in 1994 for the purposes of acquiring the Partnership's directly held loan portfolio and acting as a licensed lender in California and various other states as management deemed appropriate. Following the Restructuring in 1996, PacificAmerica Centers became a licensed California Finance Lender, California Real Estate Broker, licensed Vermont Lender and licensed New Jersey Mortgage Broker and Secondary Mortgage Loan Lender. PacificAmerica Centers has also applied or intends to apply for lending licenses in all of the 47 states in which it is not currently licensed and the District of Columbia during 1997. PacificAmerica Centers does not currently have its own staff or separate offices.

         The loan portfolio acquired by PacificAmerica Centers from the Partnership in the Restructuring consisted primarily of loans originated prior to 1994 which were not suitable for securitization, and which had an aggregate principal balance of approximately $7.0 million as of June 30, 1996. In January 1997, the Company sold, with recourse, approximately $2.3 million of this loan portfolio, at a discount of approximately $44,000 from the net book value of the loans, less reserves and participations previously sold to the purchaser. The Company used a portion of the proceeds of this sale to make the final $745,000 payment on the Company's bank loan, and the balance of the proceeds to provide additional funds for its residential mortgage lending and securitization business. Pacific Thrift will continue to service the loans for the purchaser, and the Company has guaranteed the purchaser of the loans against any loss due to a deficiency in the value of the secured property acquired in foreclosure, a loss caused by a senior lien holder taking title to the secured property or a loss after the purchaser determines that legal title to the secured property cannot be acquired, as well as for losses due to environmental claims, litigation claims or a default by the Company with respect to certain other customary representations and warranties.

         As of February 28, 1997, the remaining loan portfolio acquired by PacificAmerica Centers from the Partnership had an aggregate principal balance of approximately $2.4 million (net of specific reserves of $.5 million). The loan portfolio is serviced by Pacific Thrift for a servicing fee of 1.5% per year of the principal balance of each loan serviced.

LENDING ACTIVITIES

         GENERAL

                  The Company has, for the past three years, originated both portfolio loans and loans for sale and securitization. In 1996, Management determined to discontinue the origination of portfolio loans and concentrate all of its resources on increasing the volume of loans originated for sale and securitization. The following table sets forth the combined loan originations by category and purchases, sales and repayments for 1996:


                                                         AT OR FOR THE YEAR           AT OR FOR THE YEAR
                                                         ENDED DECEMBER 31,           ENDED DECEMBER 31,
                                                                1996                         1995
                                                                      (Dollars in Thousands)
Beginning Balance(1)                                          56,485                    $  65,056
         Loans Originated for Sale.................          335,471                      151,538
         Portfolio Loans originated:
                  One- to four-family..............           14,280                        3,067
                  Multi-family.....................            8,578                        4,521
                  Commercial.......................           13,619                       11,585
                  Construction and land............            1,510                          150
                  Home improvement.................               -0-                          -0-
                                                             -------                      -------
                  Total loans originated...........           37,987                       19,323
Loans purchased....................................               -0-                          -0-
                                                             -------                      -------
         Total.....................................          429,943                      235,917

Less:
  Principal repayments.............................          (12,388)                     (12,905)
  Sales of loans originated for sale...............         (337,563)                    (145,832)
  Sales of portfolio loans.........................          (26,176)                     (13,371)
  Transfers of OREO net of reserves................           (3,945)                      (7,944)
  Other net changes(2).............................            1,791                          620
                                                             -------                      -------
         Total loans(1)............................          $51,662                      $56,485
                                                             =======                      =======


(1)      Includes loans held for sale.

(2) Other net changes includes changes in allowance for loan losses, deferred loan fees, loans in process and unamortized premiums and discounts.


         MORTGAGE BANKING

         The Company is primarily engaged in the business of originating and selling high-yielding, non-conforming mortgage loans secured by first or second mortgages on owner-occupied (and, to a lesser extent, non-owner-occupied) one-to-four family residences. The Company specializes in subprime residential loans, which consist of A, B, C and D credit quality subprime loans made to borrowers whose credit histories and/or other factors limit their ability to qualify for lower financing. At December 31, 1996, loan-to-value ratios on loans originated for sale range from 36% to 85%, depending upon the programs jointly established by the Company and purchasers of the Company's loans. Borrowers typically use loan proceeds to consolidate or refinance existing indebtedness and other personal uses.

         The Company, through Pacific Thrift and PacificAmerica Centers, originates the majority of its loans through its Wholesale Division, which employed 83 loan representatives as of February 28, 1997 throughout the United States, primarily on a commission basis. The Company's Wholesale Division operates primarily without offices in 32 states as of February 28, 1997, using experienced personnel as regional managers to supervise up to 15 loan representatives in each region. The Company seeks to expand its Wholesale Division to 120 loan representatives during 1997, although there can be no assurance that it will be successful in reaching this goal.

         The Company and its loan representatives have developed relationships with over 3,000 independent mortgage brokers throughout the country, who currently provide a majority of the Company's loan volume. Mortgage loan brokers act as intermediaries between property owners and the Company in arranging mortgage loans, and provide a cost effective means of originating loans over a large geographic area. Management has developed policies and procedures to service these brokers which emphasize timely decision making and funding and a competitive fee structure, which encourage brokers to continue bringing new loans to the Company.

         The Company also intends to expand its loan origination volume through its Retail Division, which currently employs approximately 52 commission-based loan representatives and operates 12 loan production offices as of February 28, 1997. The Retail Division seeks to originate loans directly with borrowers through contacts developed from purchased mailing lists, using telemarketing and direct mail. The Company seeks to expand its Retail Division to approximately 150 loan representatives during 1997, although there can be no assurance that this goal will be achieved.

         The following table sets forth selected information relating to loan originations for sale and securitization (which does not include portfolio loans or "piggyback loans," which are not originated for sale) during the three years ended December 31, 1996:



                                                                      Years Ended December 31,
                                                                 ----------------------------------
                                                                      1996                 1995
                                                                      ----                 ----
Principal balance of loans                                       $335,471,000          $151,538,000
Average principal balance per loan                                    $91,993              $102,681
Percent of first mortgage loans (based on                               95.1%                 91.5%
principal dollar amount of all loans
originated)
Weighted average interest rate                                         11.57%                11.02%
Weighted average initial loan-to value ratio                           66.92%                64.23%

         The Company follows the underwriting guidelines provided by the entities which purchase loans for securitization in determining whether to accept or reject each loan application. The purchaser's underwriting guidelines typically specify the credit quality, loan-to-value, and other requirements of the purchaser. To assess the credit quality of each loan, the purchasers require that various factors be considered, including the appraised value of the collateral property, the applicant's payment history, credit profile, employment status and the debt-to-income ratio. The Company's appraisal review staff reviews the value of the underlying collateral based on a full appraisal completed by a licensed independent appraiser. Verification of personal financial information and credit history may also be required by the loan purchaser prior to closing the loan. Each purchaser has established its own credit grading system based on certain borrower characteristics. Each loan applicant is placed into one of four letter ratings ("A" through "D," with subratings within some of these categories), depending upon a number of factors including the applicant's credit history and employment. Interest rates, as well as the maximum loan-to-value ratios, vary depending upon the classification of the borrowers.

         LOAN SALES AND SECURITIZATIONS

         The Company sells substantially all of its loan origination volume through negotiated agreements with larger mortgage lenders. A substantial majority of the Company's loans originated for sale for the past three years have been sold to Aames Capital Corporation ("Aames") under agreements providing for the Company to receive premium payments in cash upon sale, with no continuing interest in the loans after sale. In the fourth quarter of 1996, the Company entered new agreements with Aames and with Advanta Mortgage Corporation and Advanta Mortgage Conduit, Inc. ("Advanta"), pursuant to which the Company retains the right to receive the excess interest payments ("excess spread") on its loans above the specified rates paid to holders of certificates in each securitization pool in which the Company's loans are included, less securitization and credit enhancement fees expenses, and sponsor and servicing fees, which excess spread is partially paid as an advance upon the closing of each securitization and partially paid over the life of the loans. To the extent that a loss is realized on loans sold by the Company in each pool, losses will be paid first out of excess spread that would otherwise be paid to the Company from its interest in the payments.

         Loans sold by the Company for securitization are pooled by the purchaser with loans originated by other lenders into REMIC trusts in which various classes of pass-through interests are sold. Each pool is credit enhanced either through an insurance policy issued by a monoline insurer or through over collateralization. As a result, the senior interests in each REMIC trust receive a rating of "AAA" from Standard & Poor's Ratings Group and "Aaa" from Moody's Investor Service, Inc.

         Pacific Thrift began selling residential loans for securitization to Aames in 1993. For the years ended December 31, 1995 and 1996, the Company and Pacific Thrift sold $132.5 million and $276.7 million, respectively, of loans to Aames. Loans sold to Aames from December 1993 through September 1996 were primarily sold for a cash premium received by Pacific Thrift on the date of sale and securitization. For loans sold from September 1994 through December 1995, a small servicing released fee payable over the life of the loans was also retained by Pacific Thrift. Pacific Thrift had no other continuing interest in payments made on the loans after the date of sale.

          In October 1996, the Company entered a new agreement with Aames, under which it agreed to deliver a minimum of $300 million of loans for purchase and securitization by Aames. Under the 1996 agreement, the Company is entitled to receive the following payments: (i) principal plus accrued interest for the loans sold on the date of sale, (ii) interest payments actually received pending each quarterly securitization date, less a servicing fee and warehousing fee; (iii) an amount equal to the discounted present value of any interest-only strip sold by Aames representing the premium value of loans sold by the Company, or its equivalent value as determined by the investment banks managing the securitization if an interest-only strip is not sold; (iv) an advance equal to 35% of the present value of the excess spread payments anticipated to be received by the Company over the life of the loans in each securitization; and (v) excess spread payments, representing that portion of the payments received by Aames over the life of each securitization pool for its residual interest in each securitization that are attributable to loans sold by the Company, less monthly sponsor and servicing fees and the excess spread advance plus interest thereon until the advance is repaid to Aames. Payment obligations of Aames are secured by a guaranty of its parent, Aames Financial Corporation. In lieu of an interest-only strip sale for the first sales of loans made under the 1996 agreement with Aames in December 1996, Aames provided a higher advance payment to the Company representing the present value of the excess spread payments.

         In March 1997, the loan sale agreement with Aames was amended to provide that the Company would have no further obligation to deliver minimum quantities of loans for purchase by Aames. At such time as Aames developed a home equity line of credit program with slightly higher loan-to-value ratios than the loan programs currently offered by Aames, the Company has agreed to sell any loans originated by it under that program to Aames, and the Company may also sell other loans to Aames in its discretion. In connection with this amendment, the parties agreed that the purchase price for approximately $15 million of loans previously sold by the Company to Aames but not included in its December quarter securitization would be adjusted to a cash premium paid in full as of the date of the amendment in lieu of any rights to "excess spread" on such loans. The amendment further provides that an additional premium payment for this $15 million of loans will be paid at such time as the Company has delivered at least $250 million of loans for purchase by Aames under the 1996 Agreement.

         In 1995, Pacific Thrift began selling loans to Advanta. For the year ended December 31, 1996, the Company sold $60.9 million of loans to Advanta. As of December 16, 1996, the Company entered a new loan sale agreement with Advanta pursuant to which the Company has committed to sell a minimum of $200 million of residential loans to Advanta by December 31, 1999. The agreement provides for the Company to receive the following payments: (i) principal plus accrued interest for the loans sold on the date of sale, (ii) an initial premium payment equal to a percentage of the principal balance of all loans sold, which is treated as an advance against future excess spread payments and (iii) additional payments over the life of the loans sold equal to the excess spread payments made on such loans above the rates paid to investors in the securitization pools in which the loans are placed, less the initial premium payment and certain sponsor and servicer fees. Sales under the new agreement with Advanta are made as often as twice each week, and the Company has sold $84.1 million of loans to Advanta under the new agreement between January 1, 1997 and February 28, 1997.

         All loans sold to Aames and Advanta by Pacific Thrift and the Company for the past three years have been included in securitization pools formed and serviced by Aames and Advanta, respectively. All loans have been sold on a nonrecourse basis, except for the obligation to repurchase any loan which does not meet certain customary representations and warranties, and the obligation to repurchase loans adversely affected by any breach of general representations and warranties.

         Management of the Company may enter into additional agreements with other purchasers in the future to sell loans for securitization. In addition, management may determine to begin sponsoring its own securitization program after its loan pools have a developed a history of performance which can be used for rating and credit enhancement purposes.

         To the extent that the Company or one of its subsidiaries originates loans for sale, it bears an interest rate risk between the loan approval date and the date that each loan is securitized. However, loans are generally securitized on a quarterly basis, which reduces the risk of interest rate fluctuations. In addition, because subprime residential loans have a higher interest rate spread than prime residential loans, fluctuations in rates which may occur during the period prior to securitization could reduce the excess spread anticipated to be retained by the Company upon securitization, but would not generally be sufficiently large to eliminate the excess spread entirely. Loans which are held for sale during the period prior to sale are accounted for at the lower of cost or market value of such loans.

         PORTFOLIO LENDING.

         Until Pacific Thrift began originating loans for securitization in 1994, both the Partnership and Pacific Thrift originated loans for their own loan portfolios, and generally held and serviced those loans until payoff or refinancing. All portfolio loans were secured primarily by one-to-four family residential, multi-family residential, commercial and, to a very minor extent, undeveloped, real property. In 1996, as volume levels of loans originated for sale and securitization increased, management determined to terminate portfolio lending in order to concentrate its resources on loans originated for sale and securitization. The Company also determined to sell portions of its loan portfolio to provide additional resources for use in its mortgage banking business, and completed sales of an aggregate of approximately $26.2 million of portfolio loans in 1996. The characteristics of the Company's remaining loan portfolio at December 31, 1996, are described below.

         GEOGRAPHIC CONCENTRATION. At December 31, 1996, the Company's loan portfolio included loans geographically distributed, based on principal loan balances, approximately 65% in Southern California (south of San Luis Obispo) and 21% in Northern California, The remaining 14% of all loans were secured by real property located in other states, primarily New York, Washington, Oregon and Florida. The Company's portfolio loan policy limits the total dollar amount of loans and total number of loans made in each zip code area to no more than 5% of its total outstanding loans.

         COLLATERAL. At each of the dates set forth below the gross loan portfolio of the Company (net of reserves for loan losses) was collateralized by the following types of real property:


                                           DEC. 31, 1996                        DEC. 31, 1995                       DEC. 31, 1994
                       DEC. 31 1996     PERCENTAGE OF TOTAL    DEC. 31, 1995    PERCENTAGE OF      DEC. 31, 1994    PERCENTAGE OF
                       LOAN BALANCES         PORTFOLIO         LOAN BALANCES   TOTAL PORTFOLIO     LOAN BALANCES    TOTAL PORTFOLIO
One-to-four family
residential property
     1st TDs          $ 2,629,371               7.19%          $ 5,553,762           11.33%        $ 6,271,007          10.66%
     2nd TDs           11,148,015              30.48             8,149,818           16.62          11,983,931          20.39
     3rd TDs              700,997               1.92               968,926            1.98           1,833,001           3.12
 Home Imp. Loans        1,321,983               3.61             1,742,976            3.55           2,298,050           3.91
                        ---------              -----           -----------            ----          ----------          -----
TOTAL                  15,800,366              43,20            16,415,482           33.48          22,385,989          38.08
                       ==========              =====           ===========           =====          ==========          =====
Five and Over
Multi-Family
residential property
     1st TDs            8,467,515              23.15             8,534,795           17.41          13,531,290          23.02
     2nd TDs              840,081               2.30             1,811,741            3.70           3,154,197           5.37
     3rd TDs                   -0-                -0-                  -0-             -0-              34,993            .06
                        ---------              -----           -----------           -----           ----------          -----
TOTAL                   9,307,596              25.45            10,346,536           21.11          16,720,480          28.45
                        =========              =====           ===========           =====          ==========          =====
Commercial
Property
     1st TDs            9,761,472              26.69            18,145,302           37.02          14,184,456          24.13
     2nd TDs              869,128               2.38             2,172,655            4.43           3,579,936           6.09
     3rd TDs              101,757                .28                68,766             .14             104,212            .18
                       ----------              -----           -----------           -----          ----------          -----
TOTAL                  10,732,357              29.35            20,386,723           41.59          17,868,604          30.40
                       ==========              =====           ===========           =====          ==========          =====
Undeveloped
Property
     1st TDs              732,424               2.00             1,873,953            3.82           1,805,151           3.07
     2nd TDs                   -0-                -0-                   -0-            -0-                 -0-            -0-
     3rd TDs                   -0-                -0-                   -0-            -0-                 -0-            -0-
                          -------               ----           -----------           -----          ---------           -----
TOTAL                     732,424               2.00             1,873,953            3.82           1,805,151           3.07
                          =======               ====           ===========           =====           =========          =====
TOTAL
PORTFOLIO
     1st TDs           21,590,782              59.04            34,107,812           69.58          35,791,904          60.88
     2nd TDs           12,857,224              35.16            12,134,214           24.75          18,718,064          31.85
     3rd TDs              802,754               2.19             1,037,692            2.12           1,972,206           3.36
 Home Imp. Loans        1,321,983               3.61             1,742,976            3.55           2,298,050           3.91
                       ----------             ------           -----------           -----         -----------         ------
TOTAL                 $36,572,743             100.00%          $49,022,694          100.00%        $58,780,224         100.00%
                      ===========             =======          ===========          =======        ===========         ======


         LOAN ORIGINATION AND UNDERWRITING. Each portfolio loan made by the Company (other than "piggyback" loans as described below), was analyzed at origination based on the loan applicant's credit history and repayment ability. Portfolio loans generally required credit histories from independent credit reporting companies and proof of income.

         Since 1995, Pacific Thrift has also made"piggyback loans," which are residential loans made in tandem with loans originated for sale. Management uses piggyback loans to enhance the loan products available from some of its loan purchasers, and thereby increase production of loans originated for sale. Piggyback loans meet the same credit and documentation requirements as the companion senior loans originated for sale, except that loan-to-value ratios are usually 5% higher than the loan-to-value ratios allowed by the purchaser of the senior loans. To compensate for the higher loan-to-value ratios, Pacific Thrift provides higher general reserves for piggyback loans. From time to time, Pacific Thrift sells piggyback loans to third party purchasers. During 1996, Pacific Thrift sold $5.5 million in piggyback loans, of which $3.8 million were sold for a discount of approximately 1% of par value and the remaining $1.7 million were sold at par value. As of December 31, 1996, Pacific Thrift held 1,229 piggyback loans, with aggregate principal balances of $9,067,000.

         MATURITIES AND RATE SENSITIVITIES OF LOAN PORTFOLIO. The following table sets forth the contractual maturities of the loan portfolio at December 31, 1996.


                                                                                    AT DECEMBER 31, 1996
                                         --------------------------------------------------------------------------------
                                                                                  MORE        MORE
                                                     MORE THAN    MORE THAN      THAN 5     THAN 10      MORE
                                         ONE YEAR    1 YEAR TO     3 YEARS      YEARS TO    YEARS TO   THAN 20     TOTAL
                                         OR LESS      3 YEARS    TO 5 YEARS     10 YEARS    20 YEARS    YEARS      LOANS
                                         --------    ---------   ----------     --------    --------   -------     -----
                                                                               (IN THOUSANDS)
         One- to four-family...........     1,106        1,040          925           59      9,648      1,700     14,478
         Multi-family..................       444          353          421        4,446        278      3,366      9,308
         Commercial....................     1,435          877        1,121        5,227      1,327        745     10,732
         Construction and land.........       336            0          149            0          0        248        733
         Home improvement..............         0            0            0        1,322          0          0      1,322

         Total amount due..............     3,321        2,270        2,616       11,054     11,253      6,059     36,573





         The following table sets forth, as of December 31, 1996, the dollar amounts of loans receivable (not including loans held for sale) that are contractually due after December 31, 1997 and whether such loans have fixed or adjustable interest rates:


                                                      DUE AFTER DECEMBER 31, 1997
                                              -------------------------------------------
                                              FIXED           ADJUSTABLE(1)         TOTAL
                                              -----           -------------         -----
                                                            (IN THOUSANDS)
       One- to four-family.............        10,054               3,318           13,372
       Multi-family....................           657               8,207            8,864
       Commercial......................         1,248               8,049            9,297
       Construction and land...........             0                 397              397
       Home improvement................         1,322                 -0-            1,322
                                              -------             -------           ------
         Total loans receivable........       $13,281             $19,971           33,252
                                              =======             =======           ======



(1) Includes approximately $2.3 million in loans to facilitate the sale of real estate held in foreclosure.

       Pacific Thrift and PacificAmerica Centers generally rewrite a portfolio loan at maturity if the borrower makes a new loan application. In cases where the loan-to-value ratio has declined on an existing loan and no longer meets the applicable loan-to-value guidelines, the policy is to make an exception and rewrite the loan.

       A substantial portion of the Company's loan portfolio is repriced, pays off or matures approximately every year. Of the 41% of all loans bearing fixed rates at December 31, 1996, 5% were due in one year or less. Based upon these facts, over 63% of the loan portfolio at December 31, 1996, consisted of either variable rate loans or fixed rate loans which mature within one year. Management therefore expects that within one year, approximately 63% of the loan portfolio will be paid off or reprice at the rate in effect on the existing loan at the time the loan is repriced or the then applicable rate for new or refinanced loans.

       The initial interest rate on variable rate loans is set as of the date of origination of each loan based upon the then prevailing reference rate established by Bank of America. The rate may increase by not less than .125% in any three-month period, but may not increase by more than five (10 in some cases) percentage points in the aggregate. Such increases (or decreases, as the case may be) occur at three-month intervals as the result of changes in the Bank of America reference rate. Although the interest rate may decrease, it cannot decrease below the original interest rate set for each loan.

       CLASSIFIED ASSETS AND LOAN LOSSES. The general policy of Pacific Thrift and PacificAmerica Centers is to discontinue accrual of interest and make a provision for anticipated loss on a loan when: (i) it is more than two payments contractually past due and the current estimated loan-to-value ratio is 90% or more; or (ii) the loan exhibits the characteristics of an in-substance foreclosure, generally including any loan as to which the borrower does not have the ability, willingness or motivation to repay the loan. The current estimated loan-to-value ratios of substantially all delinquent loans are determined by new independent appraisal or broker price opinions, unless an independent appraisal was obtained no more than twelve months prior to the monthly review of each delinquent loan. When a loan is reclassified from accrual to nonaccrual status, all previously accrued interest is reversed. Interest income on nonaccrual loans is subsequently recognized when the loan resumes payment or becomes contractually current as appropriate. Loans which are deemed fully or partially uncollectible by management are generally fully reserved or charged off for the amount that exceeds the estimated net realizable value (net of selling costs) of the underlying real estate collateral. Gains on the sale of real estate acquired in settlement of loans ("OREO") are not recognized until the close of escrow.

       Unless an extension, modification or rewritten loan is obtained, or a bankruptcy is filed, the policy of Pacific Thrift and PacificAmerica Centers is to commence procedures for a non-judicial trustee's sale within 30 to 60 days of a payment delinquency on a loan under the power of sale provisions of the trust deed securing such loan, as regulated by applicable law. A delinquent loan will only be rewritten or extended if it can be determined that the borrower has the ability to repay the loan on the modified terms. The initiation of foreclosure proceedings against a borrower does not suggest that the recovery of the loan is dependent solely on the underlying collateral. In fact, many borrowers bring payments current or undertake other remedies so that a foreclosure sale is not required.

       The determination of the adequacy of the allowance for loan losses is based on a variety of factors, including loan classifications and underlying loan collateral values, and the level of nonaccrual loans. Therefore, changes in the amount of nonaccrual loans will not necessarily result in increases in the allowance for loan losses. The ratio of nonaccrual loans past due 90 days or more to total loans was 3.81% at December 31, 1996, 1.62% at December 31, 1995 and 5.35% at December 31, 1994. The ratio of the allowance for loan losses to nonaccrual loans past due 90 days or more was 176.76% at December 31, 1996, 533.29% at December 31, 1995 and 136.94% at December 31, 1994.

       The following table sets forth the number and remaining balances of all loans in the Company's loan portfolio (net of specific reserves for loan losses) that were more than 30 days delinquent at December 31, 1996 and 1995.


                                          AT DECEMBER 31, 1996                 AT DECEMBER 31, 1995
                                          --------------------            -----------------------------
              Loan                      Loans            Percent of         Loans           Percent of
         Delinquencies                Delinquent         Total Loans      Delinquent        Total Loans
         -------------                ----------         -----------      ----------        -----------
         30 to 59 days                $1,428,487             3.91%       $  209,979             .43%
         60 to 89 days                 1,431,115             3.91%          527,260            1.08%
        90 days or more                3,019,161             8.25%        2,110,500            4.30%
                                      ----------            ------       ----------            -----
             TOTAL                    $5,878,763            16.07%       $2,847,739            5.81%
                                      ==========            ======       ==========            =====



       NONACCRUAL AND RESTRUCTURED LOANS. The following table sets forth the aggregate amount of loans at December 31, 1996, 1995 and 1994 which were (i) accounted for on a nonaccrual basis; (ii) accruing loans which are contractually past due 90 days or more as to principal and interest payments; and (iii) troubled debt restructurings. Pacific Thrift and PacificAmerica Centers follow a practice of extending or modifying loans in certain circumstances. Loans modified to reduce interest rates below market rates, to reduce amounts due at maturity to reduce accrued interest or to loan additional funds are considered "troubled debt restructurings" as defined in SFAS 15.


                      Accruing Loans       Nonaccruing Loans
                         Past Due          Past Due 90 Days       Troubled Debt
                      90 Days or More           or More           Restructurings          Total
                      ---------------      ----------------       --------------          -----
                                                (Dollars in Thousands)
At December 31, 1996   $1,625                     $1,394               $357               $3,376
At December 31, 1995   $1,317                     $  793               $948               $3,058
At December 31, 1994   $2,603                     $3,146               $  0               $5,749

         The following table sets forth information concerning interest accruals and interest on nonaccrual loans past due 90 days as of December 31, 1996, 1995 and 1994.


                              Interest                                 Interest Not
                            Contractually                              Recognized on
                            Due on Loans        Interest Accrued        Nonaccrual
                              Past Due          on Loans Past Due     Loans Past Due
                           90 Days or More       90 Days or More      90 Days or More
                           ---------------      -----------------     ---------------
                                             (Dollars in Thousands)
At December 31, 1996             $  886                   $133              $  753
At December 31, 1995             $  673                   $125              $  548
At December 31, 1994             $1,524                   $262              $1,262

         Upon request of a borrower, Pacific Thrift and PacificAmerica Centers have generally granted one to two month extensions of payments during the term of a loan. In 1996, 10 loans with an aggregate principal balance of $1.15 million were extended. No loan was extended for a term of more than six months. In 1996, 11 loans with an aggregate principal balance of $1.23 million were modified and five delinquent loans with an aggregate principal balance of $.5 million were rewritten. Pacific Thrift and PacificAmerica Centers apply the same documentation standards on a rewritten loan as on an original loan. Pacific Thrift and PacificAmerica Centers make these accommodations only if it can be determined that the borrower has the ability to repay the loan on the modified terms. In general, this determination is made based upon a review of the borrower's current income, current debt to income ratio, or anticipated sale of the collateral.

         At December 31, 1996, Pacific Thrift and PacificAmerica Centers held OREO (net of specific reserves) of $4.3 million (inclusive of senior liens of $1.6 million). In accordance with the policy for recognizing losses upon acquisition of OREO, Pacific Thrift and PacificAmerica Centers charge off or post specific reserves for those portions of the loans with respect to which OREO has been acquired to the extent of the difference between the loan amount and the estimated fair value of the OREO. Included in OREO at December 31, 1996 were 13 single-family residences with an aggregate net book value of $1.2 million (inclusive of $.7 million senior liens); five multi-family units with an aggregate net book value of $1.1 million (inclusive of .6 million senior liens); 10 commercial properties with an aggregate net book value of $1.8 million (inclusive of .3 million senior liens); and two undeveloped properties with an aggregate net book value of $.2 million (with no senior liens). For the year ended December 31, 1996, total expenses on operation, including valuation allowances, and losses on sale of OREO were $1.0 million and gains on sale of OREO and OREO income were $.3 million, for a total expense of $.7 million. There can be no assurance that net losses on the sale of OREO will not be experienced in the future.

         ALLOWANCE FOR LOAN LOSSES. The following is a summary of the changes in the consolidated allowance for loan losses of Pacific Thrift and PacificAmerica Centers for each of the years ended December 31, 1996, 1995 and 1994:


                                                       AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                      1996              1995              1994
                                                                   (IN THOUSANDS)
                                                      ----------------------------------------
Balance at beginning of period.....................    $ 4,229          $  4,307       $ 3,123
Provision for loan losses..........................      1,151             3,289         6,096
Chargeoffs:                                            (3,187)            (3,369)       (4,912)
Recoveries.........................................        271                 2            --
                                                       -------          --------       -------
Balance at end of period...........................    $ 2,464          $  4,229       $ 4,307
                                                       =======          ========       =======



         Pacific Thrift uses an asset classification system pursuant to which every delinquent loan and every performing loan which exhibits certain risk characteristics is graded monthly, and a general reserve percentage is assigned to each classification level. Management of Pacific Thrift and PacificAmerica Centers also reviews every delinquent loan on a monthly basis and reviews the current estimated fair market value of the property securing that loan. To the extent that the amount of the delinquent loan exceeds the estimated fair market value of the property, an additional reserve provision is made for that loan.

         Pacific Thrift's current policy is to maintain an allowance for loan losses equal to the amount determined necessary based upon Pacific Thrift's asset classification policy, which is written to conform with generally accepted accounting principles and FDIC requirements. PacificAmerica Center's current policy is to maintain an allowance for loan losses determined in accordance with generally accepted accounting principles.

         Management utilizes its best judgment in providing for possible loan losses and establishing the allowance for loan losses. However, the allowance is an estimate which is inherently uncertain and depends on the outcome of future events. In addition, regulatory agencies, as an integral part of their examination process, periodically review Pacific Thrift's allowance for loan losses. Such agencies could require Pacific Thrift, just as any other FDIC-insured institution, to post additions to the allowance based upon their judgment of the information available to them at the time of their examination.

         Implicit in lending activities is the fact that losses will be experienced and that the amount of such losses will vary from time to time, depending upon the risk characteristics of the portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense. The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment.

INVESTMENT ACTIVITIES

         Although the Company does not maintain a directly held investment portfolio, Pacific Thrift does maintain an investment portfolio, which is used primarily for liquidity purposes and secondarily for investment income. Pacific Thrift's policy is to invest cash in short-term U.S. government securities or federal funds sold due in less than 30 days.

Overnight federal funds sold are limited to no more than 100% of total capital at any single financial institution that is either adequately or well capitalized. If the financial institution is neither adequately nor well capitalized, the limit is $100,000. As of December 31, 1996 and 1995, Pacific Thrift held investments in federal funds totaling $5.3 million and $7.7 million, respectively.

SOURCES OF FUNDS

         DEPOSITS. Pacific Thrift's major source of funds is FDIC-insured deposits, including passbook savings accounts, money market accounts and investment certificates (similar to certificates of deposit). Pacific Thrift attracts customers for its deposits by offering rates that are slightly higher than rates offered by large commercial banks and savings and loans. Pacific Thrift has no brokered deposits as of the date hereof. Management believes its deposits are a stable and reliable funding source. At December 31, 1996, Pacific Thrift had outstanding 2,094 deposit accounts of approximately $81.0 million.

         The following table sets forth the average balances and average rates paid on each category of Pacific Thrift's deposits for the three years ended December 31, 1996.

                                DEPOSIT ANALYSIS



                                 Averages for 1996           Averages for 1995            Averages for 1994
                                 -----------------           -----------------            -----------------
                               (Dollars in Thousands)     (Dollars in Thousands)       (Dollars in Thousands)

                               Average       Average      Average       Average         Average       Average
                               Balance        Rate        Balance         Rate          Balance        Rate
Passbook/Money Market          $31,300         5.20%      $13,322          5.39%        $23,868         3.79%
Investment Certificates        $47,582         5.86%      $49,931          6.20%        $43,828         4.59%
under $100,000
Investment Certificates
over $100,000                      -0-           -0-          100          7.02%        $   415         6.68%
                               -------         ----       -------          ----         -------         ----
Total                           78,882         5.60%      $63,353          6.03%        $68,111         4.32%
                               =======         =====      =======          ====         =======         ====


         The following schedule sets forth the time remaining until maturity for all certificates at December 31, 1996, 1995 and 1994.

                               DEPOSIT MATURITIES


                                                   At                At                 At
                                              December 31,      December 31,       December 31,
                                                  1996              1995               1994
                                              (Dollars in        (Dollars in        (Dollars in
                                               Thousands)        Thousands)         Thousands)
Passbook/Money Market                            $24,659           $24,275            $11,443
                                                 -------           -------            -------

Accounts under $100,000
  3 months or less                                14,451           $12,723            $25,522
  Over 3 months through 6 months                  19,745            13,439             17,201
  Over 6 months through 12 months                 22,147             9,084             10,654
  Over 12 months                                      -0-              635              4,579
                                                 --------         --------            -------

                  Total                          $56,343           $35,881            $57,956
                                                 -------           -------            -------

Accounts over $100,000
  3 months or less                                    -0-               -0-              $102
  Over 3 months through 6 months                      -0-               -0-                -0-
  Over 6 months through 12 months                     -0-               -0-                -0-
  Over 12 months                                      -0-               -0-                -0-
                                                 -------           -------            -------

                  Total                               -0-               -0-              $102
                                                 -------           -------            -------

TOTAL DEPOSITS                                   $81,002           $60,156            $69,501
                                                 =======           =======            =======



         OTHER BORROWINGS. The Partnership made use of substantial lines of credit from major banks to fund its loan portfolio growth from 1984 through 1989. The original bank loan provided in 1990 was a revolving credit line of $105 million, under which the Partnership borrowed a maximum of $82 million during 1990. The credit line was reduced by mutual agreement in 1991 to $48 million with an $18 million interim loan. In March 1992, the Partnership was informed that the lender had determined to reduce its exposure to California real estate secured lending due to the general decline in California real estate values and increasing delinquency rates. From 1992 through December 1996, the loan agreement was amended annually to provide for a steady pay down of the remaining loan balance. The Partnership and the Company continued making regular paydowns of the balance owed until the Company made the last payment in January 1997.

COMPETITION

         Pacific Thrift and PacificAmerica Centers have significant competition for the origination of subprime mortgage loans from other mortgage companies and other financial institutions. Some of the these companies are substantially larger than the Company and have extensive branch systems and advertising programs which the Company does not have. For the past two years, competition in the subprime lending market has increased as larger, more traditional mortgage lenders have sought to expand their markets to include B, C and D loans. Management believes that the over 20 years of experience of each its senior executive officers in the sub-prime lending market provide the Company with competitive advantages over new entrants to this lending market, and that this experience has enabled the Company to substantially increase new loan originations notwithstanding the increase in competition.

         Pacific Thrift faces competition for depositors' funds from other thrift and loans, banks, savings and loans, credit unions, mutual funds and life insurance annuity products. Pacific Thrift does not offer checking accounts, travelers' checks or safe deposit boxes and thus has a competitive disadvantage to commercial banks and savings associations in attracting depositors. Pacific Thrift compensates for the lack of a full array of services by offering slightly higher interest rates for deposits than most large banks and savings and loans, while remaining interest rate competitive with smaller banks, savings and loan associations and thrift and loans.

EMPLOYEES

         As of December 31, 1996, the Company and its subsidiaries had 351 full-time employees, including 117 commission-based loan representatives.

SUPERVISION AND REGULATION

         Financial and lending institutions are extensively regulated under both federal and state law. Set forth below is a summary description of the principal laws which relate to the regulation of Pacific Thrift and PacificAmerica Centers. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

CONSUMER PROTECTION LAWS

         Pacific Thrift and PacificAmerica Centers are subject to numerous federal and state consumer protection laws, including the Federal Truth-In-Lending Act, the Federal Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Federal Fair Debt Collection Practices Act and the Federal Reserve Board's Regulations B and Z. These laws and regulations, among other things, limit certain finance charges, fees and other charges on loans, require certain disclosures be made to borrowers and loan applicants, regulate the credit application and evaluation process and regulate certain servicing and collection practices. These laws and regulations impose specific liability upon lenders who fail to comply with their provisions, and may give rise to defense to payment of a borrower's obligation in the event of a failure to comply with certain applicable laws. Pacific Thrift and PacificAmerica Centers believe they are currently in compliance in all material respects with all applicable laws, but there can be no assurance that they will be able to maintain such compliance. The failure to comply with such laws, or a determination by a court that their interpretation of law was erroneous, could have a material adverse effect on Pacific Thrift or PacificAmerica Centers.

STATE LAW

         PACIFICAMERICA CENTERS

         PacificAmerica Centers is subject to regulation, supervision and examination by the DOC under its California Finance Lender Licenses. The California Finance Lender Law and regulations of the DOC promulgated thereunder provide maximum charges and fees (although most limitations apply only to loans under $5,000 or $10,000), provide certain maximum repayment terms for loans under $5,000, provide certain required disclosure documents to borrowers, limit sales of loans to certain purchasers, and provide certain penalties for violations of applicable laws and regulations.

         PACIFIC THRIFT

         Pacific Thrift is subject to regulation, supervision and examination by the DOC under its California Thrift and Loan License. On July 1, 1997, state regulatory jurisdiction of Pacific Thrift will be transferred to a new Department of Financial Institutions ("DFI"), which will regulate all banks, savings and loans, thrift and loans, and credit unions chartered by the State of California. The thrift and loan business conducted by Pacific Thrift is governed by the California Industrial Loan Law and the rules and regulations of the DOC (DFI as of July 1, 1997) which, among other things, regulate collateral requirements and maximum maturities of the various types of loans that are permitted to be made by California-licensed thrift and loan companies.

         Subject to restrictions imposed by applicable California law, Pacific Thrift is permitted to make secured and unsecured consumer and non-consumer loans. The maximum term of repayment of loans made by thrift and loan companies ranges up to 40 years and 30 days depending upon collateral and priority of the secured position, except that loans with repayment terms in excess of 30 years and 30 days may not in the aggregate exceed 5% of the total outstanding loans and obligations of the company. Although secured loans may generally be repayable in unequal periodic payments during their respective terms, consumer loans secured by real property with terms in excess of three years must be repayable in substantially equal periodic payments unless such loans are covered under the Garn-St. Germain Depository Institutions Act of 1982 (primarily one-to-four family residential mortgage loans).

         California law limits loans by thrift and loan companies to persons who do not reside in California to no more than 20% of total assets, or up to 40% of total assets with approval of the DOC. California law contains extensive requirements for the diversification of the loan portfolio of thrift and loan companies. A thrift and loan with outstanding investment certificates may not, among other things, have more than 25% of its loans or other obligations in loans or obligations which are secured only partially, but not primarily, by real property; may not make any one loan secured primarily by improved property which exceeds 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; may not lend an amount in excess of 5% of its paid-up and unimpaired capital stock and surplus not available for dividends upon the security of the stock of any one corporation; may not make loans to, or hold the obligations of, any one person or control group as primary obligor in an aggregate principal amount exceeding 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; and may have no more than 70% of its total assets in loans which have remaining terms to maturity in excess of seven years and are secured solely or primarily by real property.

         A thrift and loan generally may not make any loan to, or hold an obligation of, any of its directors, officers or any shareholder holding 10% or more of its shares, or any director or officer or any shareholder holding 10% or more of the shares of its holding company or affiliates, except in specified cases and subject to regulation by the DOC. A thrift and loan may not make any loan to, or hold an obligation of, any of its shareholders or any shareholder or its holding company or affiliates. There are currently no outstanding loans made by Pacific Thrift to any officers or directors of the Company or any of its affiliates. Any person who wishes to acquire 10% or more of the capital stock of a California thrift and loan company or 10% or more of the voting capital stock or other securities giving control over management of its parent company must obtain the prior written approval of the DOC.

         A thrift and loan is subject to certain leverage limitations which are not generally applicable to commercial banks or savings and loan associations. In particular, thrift and loans may not have outstanding at any time investment certificates that exceed 20 times paid-up and unimpaired capital and surplus. Under California law, thrift and loans that desire to increase their leverage must meet specified minimum standards for liquidity reserves in cash, loan loss reserves, minimum capital stock levels and minimum unimpaired paid-in surplus levels. As approved by the DOC, Pacific Thrift can currently operate with a ratio of deposits to unimpaired capital and unimpaired surplus of up to 15:1. At December 31, 1996, Pacific Thrift's deposit ratio was 9.1:1.

         Thrift and loan companies are not permitted to borrow, except by the sale of investment or thrift certificates, in an amount exceeding 300% of tangible net worth, surplus and undivided profits, without the DOC's prior consent. All sums borrowed in excess of 150% of tangible net worth, surplus and undivided profits must be unsecured borrowings or, if secured, approved in advance by the DOC, and be included as investment or thrift certificates for purposes of computing the maximum amount of certificates a thrift and loan may issue. However, collateralized Federal Home Loan Bank advances are excluded for this test of secured borrowings and are not specifically limited by California law. Pacific Thrift had no borrowed funds (other than deposits) at December 31, 1996.

         Under California law, thrift and loan companies are generally limited to investments, other than loans, that are legal investments for commercial banks. A thrift and loan company may acquire real property only in satisfaction of debts previously contracted, pursuant to certain foreclosure transactions or as may be necessary for the transaction of its business, in which case such investment, combined with all investments in personal property, is limited to one-third of a thrift and loan's paid-in capital stock and surplus not available for dividends. Management believes Pacific Thrift was in compliance with these provisions throughout 1996 and at December 31, 1996.

         Although investment authority and other activities that may be engaged in by Pacific Thrift generally are prescribed under the California Industrial Loan Law, certain provisions of FDIC Improvement Act may limit Pacific Thrift's ability to engage in certain activities that otherwise are authorized under the California Industrial Loan Law.

FEDERAL LAW

         Pacific Thrift's deposits are insured by the FDIC to the full extent permissible by law. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises the operations of institutions for which it provides deposit insurance. Among the numerous applicable regulations are those issued under the Community Reinvestment Act of 1977 ("CRA") to encourage insured state nonmember banks, such as Pacific Thrift, to meet the credit needs of local communities, including low and moderate income neighborhoods, consistent with safety and soundness, and a rating system to measure performance. Inadequacies of performance may result in regulatory action by the FDIC. Pacific Thrift received a satisfactory rating with respect to its CRA compliance in its most recent FDIC compliance examination completed in November 1995.

         Pacific Thrift is subject to the rules and regulations of the FDIC to the same extent as all other state banks that are not members of the Federal Reserve System. The approval of the FDIC is required prior to any merger, consolidation or change in control, or the establishment or relocation of any branch office of Pacific Thrift. This supervision and regulation is intended primarily for the protection of the deposit insurance funds.

         Under provisions of the FDIC Improvement Act and regulations issued by the FDIC, additional limitations have been imposed with respect to depository institutions' authority to accept, renew or rollover brokered deposits. Pacific Thrift does not have any brokered deposits as of the date hereof.

         Pacific Thrift is subject to certain capital adequacy guidelines issued by the FDIC. See "Federal Law -- Capital Adequacy Guidelines" under this heading.

         REGULATORY ACTIONS

         In December 1994, the FDIC notified Pacific Thrift that it was classified as "critically undercapitalized" as of October 31, 1994. Pacific Thrift had sufficiently restored its regulatory capital ratios from net operating profits and capital contributions as of April 30, 1995 to be classified as "adequately capitalized" under FDIC regulations. The FDIC confirmed Pacific Thrift's adequate capitalization by letter dated May 8, 1995.

         On May 18, 1995, Pacific Thrift entered a stipulated cease and desist order with the FDIC and the DOC (the "1995 Order") replacing a 1993 Cease and Desist Order. The terms of the 1995 Order require Pacific Thrift to: have and retain qualified management; by December 31, 1995, increase and maintain Tier 1 capital (consisting of shareholders' equity) at 8% of its total assets; eliminate assets classified "loss" as of September 26, 1994; reduce the level of adversely classified assets; in certain instances, refrain from extending additional credit to borrowers whose prior credits have been adversely classified; maintain a fully funded allowance for loan losses; implement Pacific Thrift's capital restoration and business/profitability plans; correct a past violation of the thrift ratio requirement and comply with all applicable laws and regulations; file reports of condition and income which accurately reflect its financial condition; obtain FDIC approval prior to payment of any cash dividends; continue to comply with its Policy for Transactions and Relationships Between Affiliates; obtain FDIC approval before opening additional offices; and furnish written quarterly progress reports to the FDIC detailing actions taken to comply with the 1995 Order.

         On April 1, 1996, as a result of its improved capital ratios and operations, the 1995 Order was terminated and replaced with a Memorandum of Understanding ("MOU") between Pacific Thrift, the FDIC and the DOC. This informal agreement provides that Pacific Thrift shall: (i) maintain Tier I capital of 8% or more of its total assets; (ii) maintain an adequate reserve for loan losses, which shall be reviewed quarterly by its board of directors; (iii) eliminate assets classified "loss" as of September 30, 1995, reduce assets classified "substandard" as of September 30, 1995 to not more than $4,000,000 within 180 days, and reduce all assets classified substandard, doubtful and loss to no more than 50% of capital and reserves by September 30, 1996; (iv) obtain FDIC approval before opening additional offices; (v) develop strategies to stabilize its net interest margin on portfolio loans and develop procedures to implement these strategies; and (vi) furnish written quarterly progress reports to the FDIC detailing actions taken to comply with the MOU.

         Management of Pacific Thrift believes that it is in full compliance with the terms of the 1996 MOU. As of December 31, 1996, Pacific Thrift has increased its capital ratios to the levels which meet the regulatory definition of "well capitalized," the highest regulatory capital level. However, since the 1996 MOU contains a provision requiring the maintenance of a certain capital level (which it currently meets), Pacific Thrift is currently classified as "adequately capitalized" under the regulations.

         RESTRICTIONS ON TRANSFERS OF FUNDS TO AFFILIATES BY PACIFIC THRIFT

         There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by Pacific Thrift. Under California law, a thrift and loan is not permitted to declare dividends on its capital stock unless it has at least $750,000 of unimpaired capital plus additional capital of $50,000 for each branch office maintained.

In addition, no distribution of dividends is permitted unless: (i) such distribution would not exceed a thrift's retained earnings; or, (ii) in the alternative, after giving effect to the distribution, (a) the sum of a thrift's assets (net of goodwill, capitalized research and development expenses and deferred charges) would be not less than 125% of its liabilities (net of deferred taxes, income and other credits), or (b) current assets would be not less than current liabilities (except that if a thrift's average earnings before taxes for the last two years had been less than average interest expenses, current assets must not be less than 125% of current liabilities).

         In addition, a thrift and loan is prohibited from paying dividends from that portion of capital which its board of directors has declared restricted for dividend payment purposes. The amount of restricted capital maintained by a thrift and loan provides the basis of establishing the maximum amount that a thrift may lend to a single borrower and determines the amount of capital that may be counted by the thrift for purposes of calculating the thrift to capital ratio. Pacific Thrift has, in the past, restricted as much capital as necessary to support its level of assets. The board of directors of Pacific Thrift may unrestrict all or any portion of its equity in the future for dividends to the Company, provided that Pacific Thrift remains adequately capitalized.

         The FDIC also has authority to prohibit Pacific Thrift, just as any other FDIC- insured institution, from engaging in what, in the FDIC's opinion, constitutes an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of the FDIC Improvement Act could limit the amount of dividends which Pacific Thrift may pay to the Company. See "Capital Standards" under this heading for a discussion of these additional restrictions on capital distributions.

         Pacific Thrift, just as any other FDIC-insured institution, is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and other affiliates from borrowing from Pacific Thrift unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by Pacific Thrift to or in the Company or to or in any other affiliate is limited to 10% of Pacific Thrift's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of Pacific Thrift's capital and surplus (as defined by federal regulations). In addition, any transaction with an affiliate of Pacific Thrift must be on terms and under circumstances that are substantially the same as a comparable transaction with a non-affiliate. Additional restrictions on transactions with affiliates may be imposed on Pacific Thrift, just as any other FDIC-insured institution, under the prompt corrective action provisions of the FDIC Improvement Act. Management believes that Pacific Thrift is in compliance with all provisions regarding transactions with affiliates.

         CAPITAL STANDARDS

         The Federal Reserve Board and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a depository institution's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

         A depository institution's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. At December 31, 1996, Pacific Thrift's total risk-based capital ratio was 11.87%

         In addition to the risk-based guidelines, federal banking regulators require depository institutions to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a depository institution rated in the highest of the five categories used by regulators to rate depository institutions, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all depository institutions not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. At December 31, 1996, Pacific Thrift's leverage ratio was 8.67%.

         In January 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

         In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified doubtful; (c) 15 percent of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months. Management believes that Pacific Thrift is in compliance with these requirements.

         Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. The federal banking agencies issued final rules, effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. The standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations. Management believes that Pacific Thrift is in compliance with these requirements.

         Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of Pacific Thrift, just as any other FDIC-insured institution, to grow and could restrict the amount of profits, if any, available for the payment of dividends.

         The following table presents the capital ratios for Pacific Thrift, as of December 31, 1996, compared to the regulatory capital requirements for well capitalized institutions.


                                                   December 31, 1996
                                                   -----------------
                                               Actual            Well
                                               ------            Capitalized
                                                Ratio            Requirement
                                                -----            -----------
Leverage ratio............................       8.67%                 5.0%(1)
Tier 1 risk-based ratio...................      10.62%                 6.0%
Total risk-based ratio....................      11.87%                10.0%


(1) Pursuant to the 1996 MOU, Pacific Thrift is required to maintain a minimum 8.0% leverage ratio.

         PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

         Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

         In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of federal law. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

         "Well capitalized"                          "Adequately capitalized"
         ------------------                          ------------------------
         Total risk-based capital of 10%;            Total risk-based capital of 8%;
         Tier 1 risk-based capital of 6%; and        Tier 1 risk-based capital of 4%; and
         Leverage ratio of 5%.                       Leverage ratio of 4% (3% if the institution receives the
                                                     highest rating from its primary regulator)

         "Undercapitalized"                          "Significantly undercapitalized"
         ------------------                          --------------------------------
         Total risk-based capital less than 8%;      Total risk-based capital less than 6%;
         Tier 1 risk-based capital less than 4%; or  Tier 1 risk-based capital less than 3%; or
         Leverage ratio less than 4% (3% if the      Leverage ratio less than 3%.
         institution receives the highest rating
         from its primary regulator)

         "Critically undercapitalized"
         -----------------------------
         Tangible equity to total assets less
         than 2%.

         An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

         The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized,
(ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

         An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors and/or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

         Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

         In addition to measures taken under the prompt corrective action provisions, commercial depository institutions may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

         SAFETY AND SOUNDNESS STANDARDS

         In July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

         In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

         Appraisals for "real estate related financial transactions" must be conducted by either state certified or state licensed appraisers for transactions in excess of certain amounts. State certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

         PREMIUMS FOR DEPOSIT INSURANCE

         Pacific Thrift's deposit accounts are insured by the FDIC generally up to a maximum of $100,000 per separately insured depositor, and Pacific Thrift, like all FDIC- insured institutions, is subject to FDIC deposit insurance assessments. Pursuant to FDICIA, the FDIC adopted a risk-based system for determining deposit insurance assessments under which all insured institutions were placed into one of nine categories and assessed annual insurance premiums, ranging from $2,000 to 0.27% of insured deposits, based upon their level of capital and supervisory evaluation. Because the FDIC sets the assessment rates based upon the level of assets in the insurance fund, premium rates rise and fall as the number and size of bank failures increases and decreases, respectively. Under the system, institutions are assigned to one of three capital groups which is based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of FDIA, as discussed in "-- Capital Standards." These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be of minimal supervisory concern to those which are considered to be of substantial supervisory concern.

         INTERSTATE BANKING AND BRANCHING

         In September 1994, the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") became law. Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

         The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

         In October 1995, California adopted "opt in" legislation under the Interstate Act that permits out-of-state banks to acquire California banks that satisfy a five-year minimum age requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry through acquisition of individual branches of California institutions and de novo branching into California are not permitted. The Interstate Act and the California branching statute will likely increase competition from out-of-state banks in the markets in which Pacific Thrift operates, although it is difficult to assess the impact that such increased competition may have on Pacific Thrift's operations.

         COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

         Pacific Thrift, just as all other mortgage lenders, is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. The FDIC has rated Pacific Thrift "satisfactory" in complying with its CRA obligations.

         In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a depository institution's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: (i) overt evidence of discrimination; (ii) evidence of disparate treatment and (iii) evidence of disparate impact.

         POTENTIAL ENFORCEMENT ACTIONS.

         Insured depository institutions, such as Pacific Thrift, and their institution-affiliated parties, which include the Company, may be subject to potential enforcement actions by the FDIC and the DOC for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits and with respect to Pacific Thrift and the Company, could also include the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the PCA provisions of the FDIC Improvement Act. Management knows of no pending or threatened enforcement actions against Pacific Thrift.

ITEM 2.  PROPERTIES

         The Company, Pacific Thrift and PacificAmerica Centers do business at their main offices in Woodland Hills, California. Pacific Thrift also does business at five loan production offices in California located in Irvine, San Diego, San Jose, Walnut Creek and West Covina, as well as six loan production offices located in other states, including Phoenix, Arizona, Golden, Colorado, Las Vegas, Nevada, Portland, Oregon, Salt Lake
City, Utah and Bellevue, Washington.

         All of the offices at which the Company and its subsidiaries conduct business are leased. With the exception of the Woodland Hills, Walnut Creek and Irvine offices, all of the offices are on short-term leases of 18 months or less. Information with respect to the Woodland Hills, Walnut Creek and Irvine offices as of December 31, 1996 is as follows:


                            Floor Space           Annual         Expiration
Location                   in Square Ft.          Rental(1)         Date
--------                   -------------          ------         ----------
Woodland Hills, CA(2)         19,600              $539,178       07/31/03
Walnut Creek, CA(3)           14,414               336,346       11/14/00
Irvine, CA(4)                 11,108               173,280       12/31/01

(1) Subject to annual adjustment in accordance with customary escalation clauses, except as provided in footnote 2 below with respect to the Woodland Hills lease, which only provides for escalation of expense sharing obligations.
(2) Pursuant to a lease entered January 11, 1993, annual rental increases by $11,760 from August 1, 1998 through January 31, 2001, and by another $11,760 from February 1, 2001 through July 31, 2003. The lease is accounted for on the straight line average method of accounting, in accordance with generally accepted accounting principles.
(3) Pursuant to a lease agreement entered October 31, 1990 and last amended May 8, 1996, annual rent increases by $2,809 from September 15, 1997 through November 14, 2000. This does not include two separate month to month leases in the same building at an annualized rental rate of $50,580.
(4) The annual rent increases by $10,668 from July 1, 1999 through December 31, 2001.



ITEM 3.  LEGAL PROCEEDINGS

         The Company and its subsidiaries are parties to certain legal proceedings incidental to its lending business and to its trust deed foreclosure service businesses which were sold as of December 31, 1996. Some of these actions seek unspecified damages or substantial monetary damages in the form of punitive damages. The ultimate outcome of such litigation cannot presently be determined. Management, after review and consultation with counsel, and based upon historical experience with prior actions, has determined that the outcome of such proceedings would not have a material adverse impact on the Company's business, financial condition or results of operations.

         In addition to actions incidental to its business, the Company and/or its subsidiaries are parties to the following actions.

         Foreclosure Services Actions. On June 6, 1995, CRC and LPPC were served with a complaint by Consumer Action and two consumers suing both individually and on behalf of the general public in an unfair business practices action filed in the Superior Court of Contra Costa County, California. The complaint named CRC and LPPC, along with thirteen other foreclosure service and foreclosure publishing companies, and alleges that all named defendants charge fees in excess of the statutorily permitted amount for publication of notices of trustee sales. The complaint seeks restitution of all excess charges, an injunction against the charging of excessive fees in the future and attorneys fees. In January 1996, LPPC and two other posting and publishing companies were dismissed from the action without prejudice. As of March 20, 1996, a tentative global settlement of the action had been reached, pursuant to which CRC would pay damages in an amount immaterial to the Company as a whole. There can be no assurance that the settlement will be concluded, or that damages in any litigation that might ensue would not be material to the Company.

         In 1996, CRC was served with a complaint by seven individuals suing both individually and on behalf of the general public in a purported class action filed in the Superior Court of Los Angeles County, California. The complaint names over 50 defendants, including numerous title insurance companies and trust deed services companies, generally alleging that the title insurance companies did not make certain refunds of certain trustee sale guarantee fees ("TSGs") which they were required to make under the terms of a settlement of a previous case (in which CRC was not named), and that the trust deed services companies failed to purchase less costly alternative products, to request and remit refunds in the cost of TSGs or to advise the members of the class of their right to a refund from the title insurance companies. As of March 20, 1996, the court had sustained CRC's demurrer to the complaint, as well as other trustees' demurrers and motions for judgment on the pleadings, and the plaintiffs had been given 20 days to file an amended complaint. At this time, there is no way to determine the exact nature and extent of damages, which will not be able to be specified until the amended complaint has been filed. Management believes, however, based upon consultation with its counsel in this action, that any liability that may incurred by CRC in this action would be immaterial to the Company as a whole.

         As part of the agreement to sell the assets of CRC and LPPC, the Company has retained substantially all of any liability that may result from these two actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of stockholders during the fourth quarter of 1996.

EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the Company's executive officers.

                                    PRINCIPAL OCCUPATION OR EMPLOYMENT AND
       NAME                 AGE     OCCUPATION FOR THE PAST FIVE YEARS
       ----                ---      ---------------------------------------

Joel R. Schultz             60      Chairman of the Board, President, Chief
                                    Executive Officer and Chief Operating
                                    Officer of the Company; Chief Managing
                                    Officer of the Partnership from 1981 to June
                                    1996; Chairman of the Board and Chief
                                    Executive Officer of Pacific Thrift since
                                    1988; President of Pacific Thrift from 1988 to December 1993; Chairman of the Board,
                                    President and Chief Executive Officer of
                                    PacificAmerica Centers; California licensed attorney-at-law; Certified Public
                                    Accountant; California licensed real estate broker.

Richard D. Young           57       Director and Senior Executive Vice President
                                    of the Company; Senior Executive Vice
                                    President and Chief Operating Officer and a director of PacificAmerica Centers;
                                    President and Chief Operating Officer of
                                    Pacific Thrift from November 1993 to
                                    present; director of Pacific Thrift from November 1993 to present; Chief Operating
                                    Officer of the Partnership from May 1994 until June 1996; President and Chief
                                    Executive Officer of Topa Thrift and Loan from 1983 to 1993; President of Thrift
                                    Guaranty Corporation from 1984 to 1988;
                                    director of Thrift Guaranty Corporation from 1983 to 1988 and from 1989 to 1995, when the Thrift Guaranty Corporation was liquidated;
                                    member, Mortgage Bankers Association
                                    Secondary and Capital Markets Committee;
                                    member, California Association of Thrift and Loan Companies ("CATL") Regulatory
                                    Committee; member and former chairman, CATL
                                    Executive Committee; former chairman, CATL
                                    Legislative Committee; Vice President of
                                    CATL (1995-present).

Charles J. Siegel          47       Chief Financial Officer and Assistant
                                    Secretary of the Company; Chief Financial
                                    Officer of Pacific Thrift from December 1993 to present; Chief Financial Officer of PacificAmerica Centers from June 1996 to present; Chief Financial Officer of the Partnership from May 1994 to June 1996;
                                    Chief Financial Officer of Topa Thrift and
                                    Loan from 1983 to 1993; Certified Public
                                    Accountant.

Frank Landini              45       Executive Vice President in charge of the
                                    Wholesale Division of Pacific Thrift since
                                    December 1994; Senior Vice President of
                                    Pacific Thrift from October 1993 to December
                                    1994; Senior Vice President of Topa Thrift and Loan from 1983 to 1993.

Norman A. Markiewicz       50       Executive Vice President of the Company;
                                    Chief Operating Officer of the Partnership from 1981 to May 1994; Chief Operating
                                    Officer of Pacific Thrift from 1988 to
                                    September 1993; Executive Vice President of
                                    Pacific Thrift from 1993 to present;
                                    director of Pacific Thrift from 1988 to
                                    present; Executive Vice President of
                                    PacificAmerica Centers.

Richard B. Fremed          54       Executive Vice President and Secretary of
                                    the Company; Chief Financial Officer of the
                                    Partnership from 1981 to April 1994; Chief
                                    Financial Officer of Pacific Thrift from
                                    1988 to December 1993; Secretary of Pacific
                                    Thrift from December 1988 to present;
                                    Treasurer of Pacific Thrift from December
                                    1993 to present; director of Pacific Thrift from 1988 to present; Certified Management
                                    Accountant and California licensed real
                                    estate sales person.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since June 25, 1996, the Company's Common Stock has been traded on the Nasdaq National Market. The high and low sales prices for the Common Stock during the third and fourth quarters of 1996, as reported on the Nasdaq National Market, were as follows:


                                            High            Low
                                            ----            ---
                  Third Quarter             $22.25         $13.00

                  Fourth Quarter            $32.00         $21.75

         On March 21, 1997, the closing sale price for the Common Stock reported on the Nasdaq National Market was $30.00 per share.

         As of March 15, 1997, there were approximately 1,500 shareholders of the Common Stock, including the beneficial holders whose shares are held of record by brokerage firms and clearing agencies.

DIVIDEND POLICY

         The Company, which was recently organized, has never paid a cash dividend on its Common Stock. The Company's ability to pay dividends is subject to restrictions set forth in the Delaware General Corporation law. The Delaware Corporation Law provides that a Delaware corporation may pay dividends either
(i) out of the corporation's surplus (as defined in Delaware law), or (ii) if there is no surplus, out of the corporation's net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. However, pursuant to Section 2115 of the California General Corporation Law, under certain circumstances, certain provisions of the California General Corporation Law may be applied to foreign corporations qualified to do business in California, which may reduce the amount of dividends payable by the Company.

         Since the Company derives a substantial amount of its revenues from Pacific Thrift, a California corporation, California law and FDIC regulations with respect to dividends will have a substantial effect on the Company's ability to pay dividends. Under California law, a corporation is prohibited from paying dividends unless (i) the retained earnings of the corporation immediately prior to the distribution exceeds the amount of the distribution; (ii) the assets of the corporation exceed 1-1/4 times its liabilities; or (iii) the current assets of the corporation exceed its current liabilities, but if the average pretax net earnings of the corporation before interest expense for the two years preceding the distribution was less than the average interest expense of the corporation for those years, the current assets of the corporation must exceed 1-1/4 times its current liabilities.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

         The following tables present selected consolidated financial and other data of the Company (or the Partnership for periods prior to June 27, 1996) as of and for each of the years in the five years ended December 31, 1996. The information below should be read in conjunction with, and is qualified in its entirety by, the more detailed information included elsewhere in this Report, including the Consolidated Financial Statements of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.


                                                                         AS OF AND FOR THE YEARS ENDED
                                                                                 DECEMBER 31,
                                                          1996           1995          1994         1993          1992
                                                                             (DOLLARS IN THOUSANDS)
                                                       -----------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Total interest income                                  $  11,502     $   9,577     $  11,404     $  14,212     $  16,827
Total interest expense                                     4,966         5,199         4,927         5,718         6,725
  Net interest income                                      6,536         4,378         6,477         8,494        10,102
Total noninterest income                                  29,994         9,440         2,071           998         1,805
Provision for loan losses                                  1,151         3,289         6,096         4,655         3,888
Other real estate owned expense                              681         1,212           732         3,307         1,014
General and administrative expense                        28,227        13,099        12,140         8,794         8,292
Provision (benefit) for income taxes                       1,658        (1,223)            1             1             1
                                                       ---------     ---------     ---------     ---------     ---------
Net income from continuing operations                      4,813        (2,559)      (10,421)       (7,265)       (1,288)
Income from discontinued operations                          387           861           907         1,396         1,436
Loss on disposal of discontinued operations               (1,038)          -0-           -0-           -0-           -0-
Income (loss)                                          $   4,162     $  (1,698)    $  (9,514)    $  (5,869)    $     148
                                                       =========     =========     =========     =========     =========
Distributions paid                                           -0-           -0-           -0-         1,943         4,610
Primary earnings per share
  Continuing operations                                $    2.27          n/a           n/a           n/a           n/a
  Discontinued operations                                  (0.28)         n/a           n/a           n/a           n/a
  Net income                                                1.99          n/a           n/a           n/a           n/a

Fully diluted earnings per share
  Continuing operations                                $    2.12          n/a           n/a           n/a           n/a
  Discontinued operations                                  (0.28)         n/a           n/a           n/a           n/a
  Net income                                                1.84          n/a           n/a           n/a           n/a

STATEMENT OF FINANCIAL CONDITION DATA:
Total assets                                           $ 114,934     $  82,994     $ 103,747     $ 114,324     $ 120,216
Net loans(1)                                              51,662        56,486        65,056        84,755       101,405
Total deposits                                            81,002        60,156        69,501        62,421        50,561
Equity                                                    21,966         8,727        10,425        19,939        28,830


SELECTED RATIOS (%)
Return on average assets                                    4.21%        (1.82)%       (8.73)%       (5.00)%         .11%
Return on average equity                                   27.12%       (17.73)%      (62.67)%      (24.07)%         .45%
Net interest margin(2)                                      7.46%         5.79%         6.82%         8.65%         8.71%
Noninterest expense to average assets                      29.21%        15.33%        11.81%        10.32%         7.20%
Efficiency ratio(3)                                        79.13%       103.57%       150.58%       127.49%        78.16%
Efficiency ratio excluding REO expense(3)                  77.27%        94.80%       142.02%        92.65%        69.64%
General and administrative expense to average assets       28.52%        14.03%        11.13%         7.50%         6.41%
Average equity to average assets                           15.51%        10.26%        13.92%        20.79%        25.34%
Loan originations                                       $ 373,457     $ 170,961     $  76,838     $  48,612     $  53,207

ASSET QUALITY DATA:
Nonaccrual loans                                        $   1,394     $     793     $   3,146     $   5,316     $   3,253
REO (net of senior liens)                                   2,728         2,545         5,308         4,225         6,973
Total nonperforming assets                                  4,122         3,338         8,454         9,541        10,226
Troubled debt restructurings                                  357           948           -0-           -0-           -0-
Allowance for credit losses                                 2,464         4,229         4,307         3,122         2,646
Net loan charge offs                                    $   2,916         3,367         4,912         4,178         3,063


ASSET QUALITY RATIOS:



                                                                        AS OF AND FOR THE YEARS ENDED
                                                                                DECEMBER 31,
                                                          1996           1995          1994         1993          1992
                                                                            (DOLLARS IN THOUSANDS)
                                                       -----------------------------------------------------------------
Nonperforming assets to total assets...............      3.59%         4.02%         8.15%        8.35%         8.51%
Allowance for credit losses to net loans...........      4.77%         7.49%         6.62%        3.68%         2.61%
Allowance for credit losses to nonaccrual loans....    176.76%       533.29%       136.94%       58.74%        81.34%
Net loan charge offs to average loans..............      3.58%         5.28%         5.79%        4.12%         2.67%


(1) Net of allowances for loan loss and deferred loan fees and costs, including loans held for sale.

(2) Net interest margin represents net interest income divided by total average earning assets.

(3) Efficiency ratio represents noninterest expense divided by noninterest income and net interest income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the preceding Selected Financial Data and the Company's Financial Statements and the Notes thereto and the other financial data included elsewhere in this Report. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which always involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading "Forward Looking Statements."

         On June 27, 1996, the Company completed the Restructuring with the Partnership, which was accounted for as a change in legal organization but not in the enterprise of the Partnership. Therefore, the financial statements of the Company give effect to the Restructuring as a recapitalization of the Partnership into the Corporation. References to the Company in this Report refer to the financial condition and results of operations of the Partnership on a consolidated basis for all periods prior to June 27, 1996.

FINANCIAL CONDITION

         GENERAL

         Overview. The Company, through its subsidiaries Pacific Thrift and PacificAmerica Centers, is engaged in the business of originating, purchasing and selling mortgage loans secured primarily by one-to-four family residences. The Company's primary source of revenue is the recognition of gains upon sale of loans. Most loans sold by the Company until the fourth quarter of 1996 were sold for a cash premium received on the date of sale. Beginning in the fourth quarter of 1996, the Company began selling loans under agreements providing that it would retain an interest in the purchasers' residual interest in excess spread in each securitization pool in which the Company's loans were placed. The Company recognizes gain from the sale of these loans as the present value of the interest-only strips, if any and/or excess spread in which it retains interests under its agreements with the purchasers of the loans.

         Loan Originations. The Company has increased its loan origination volume from $171.0 million during 1994 to $373.5 million during 1996, representing a growth rate of 118.4% over this two year period. This increase in loan origination volume was primarily due to the expansion of the Company's lending operations from one state (California) in 1994 to over 30 states by December 31, 1996. As of February 28, 1997, the Company, through Pacific Thrift and PacificAmerica Centers, was authorized to conduct its lending business in 49 states and the District of Columbia and had lending operations established in 32 states.

         Until the sale of the assets of CRC and LPPC and the stock of CRCWA as of December 31, 1996, the Company operated two business segments: the subprime residential mortgage lending business and the trust deed foreclosure services business. See Note 18 in the Notes to Consolidated Financial Statements. The Company's primary business has always been subprime residential mortgage lending, and in November 1996, the Company determined to sell CRC, LPPC, and CRCWA in order to devote all of its financial and human resources to its primary lending business.

         AT DECEMBER 31, 1996 COMPARED WITH DECEMBER 31, 1995.

                  Total consolidated assets of the Company increased $32.0 million (38.6%) to $114.9 million at December 31, 1996 from $82.9 million at December 31, 1995. The increase resulted primarily from increases in a receivable for mortgage loan sales, excess yield receivable and deferred income taxes, partially offset by decreases in loans receivable, cash and cash equivalents, and goodwill. A receivable for mortgage loan sales of $24.3 million was held at December 31, 1996 for a pool of loans sold to Advanta, which was paid in January 1997; no similar item was held in 1995. Excess yield receivable increased $9.0 million, to $11.7 million from $2.7 million, due to the Company's retention of an interest in excess spread on loans sold for securitization under agreements with Aames and Advanta. See "Business -- Lending Activities - Loan Sales and Securitizations." The deferred income tax asset increased by $4.3 million to $5.0 million at December 31, 1996, due primarily to an income tax net operating loss carryforward and reversal of a valuation reserve. Loans receivable decreased $10.4 million (23.7%) to $33.5 million from $43.9 million, due to the Company's strategic decision to cease portfolio lending in 1996 and sell portfolio loans to raise additional funds for its mortgage banking business. Cash and cash equivalents decreased by $1.9 million (18.1%) to $8.6 million from $10.5 million, due to timing of payments for loan sales in December. Goodwill decreased $1.8 million (100%) due to the sale of CRC, LPPC and CRCWA.

         Total liabilities increased $18.8 million (25.3%) to $93.0 million at December 31, 1996 from $74.2 million at December 31, 1995. The increase resulted from an increase in total thrift certificates payable and deferred income tax liability, partially offset by declines in note payable, accounts payable and partnership withdrawals payable. Total thrift certificates payable increased $20.8 million (34.5%), to $81.0 million from 60.2 million, reflecting increased issuance of thrift certificates to fund Pacific Thrift's lending operations. The deferred income tax liability increased by $4.3 million because of temporary differences between when an income tax liability is accrued for financial statement purposes and the date that income taxes are due and payable to the income tax authorities. Note payable decreased $3.5 million (51.5%) to $3.3 million from $6.8 million, due to pay downs of the bank loan in 1996 offset by an advance on excess yield of $2.6 million from Aames, which will be repaid from excess spread payments on loans sold by the Company to Aames for securitization. The remaining balance of $745,000 on the bank loan was completely paid off in January 1997. Accounts payable and accrued expenses decreased $1.8 million (45.0%), to $2.2 million from $4.0 million, due to the sale of CRC. Partnership withdrawals payable of $1.1 million were paid off in 1996 immediately following the Restructuring.

         Total stockholders' equity increased $13.3 million, due to consolidated net income of $4.2 million in 1996 and the net proceeds of the Company's Rights Offering and Public Offering in 1996.


         AT DECEMBER 31, 1995 COMPARED WITH DECEMBER 31, 1994.

         Total consolidated assets of the Partnership decreased $20.8 million (20.1%) to $82.9 million at December 31, 1995 from $103.7 million at December 31, 1994. The decrease resulted primarily from declines in cash and cash equivalents, loans receivable, accounts receivable, OREO and interest receivable, offset by increases in excess yield receivable. Loans receivable decreased by $9.1 million (17.2%), to $43.9 million from $53.0 million, as a result of loan pay offs and loan sales. Cash and cash equivalents decreased by $9.1 million (46.4%), to $10.5 million from $19.6 million. Accounts receivable declined by $1.8 million (35.3%) to $3.3 million at December 31, 1995 from $5.1 million at

December 31, 1994. Excess yield receivable increased $1.8 million, (200.0%) to $2.7 million from $.9 million due to sales of loans for which Pacific Thrift receives a servicing release fee over the life of the loans sold. See "BUSINESS -- Lending Activities -- Loans Originated for Sale." OREO declined by $4.5 million (59.2%), to $3.1 million at December 31, 1995 from $7.6 million at December 31, 1994, reflecting sales of OREO. Interest receivable declined by $.2 million (18.2%), to $.9 million from $1.1 million, primarily due to the reduction of the loan portfolio.

         Total liabilities decreased $19.1 million (20.5%) to $74.2 million at December 31, 1995 from $93.3 million at December 31, 1994. The decrease resulted from declines in notes payable, thrift certificates payable, accounts payable, accrued expenses and interest payable and mortgages payable on OREO. Notes payable decreased by $8 million (54.1%), to $6.8 million from $14.8 million, due to pay down of the Bank Loan. Thrift certificates payable decreased by $9.3 million (13.4%) to $60.2 million from $69.5 million, reflecting the reduction in total assets of Pacific Thrift. Accounts payable, accrued expenses and interest payable decreased by $.4 million (7.1%), to $5.2 million from $5.6 million, primarily due to a $.4 million reduction in accrued expenses for the environmental remediation of OREO acquired by Pacific Thrift after receiving a lower bid for completion of the work. Mortgages payable on OREO decreased by $1.7 million (73.9%), to $.6 million from $2.3 million, due to sale of OREO.

         Total Partnership capital decreased by $1.7 million (16.3%) to $8.7 million from $10.4 million, due to consolidated net losses of $1.7 million incurred during the year ended December 31, 1995. The consolidated net loss was comprised of a $5.8 million net loss of Presidential, partially offset by a $3.2 million net profit after tax provision of Pacific Thrift, a $.6 million net profit of CRC and a $.3 million net profit of LPPC.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         GENERAL

         The Company reported net income of $4.2 million for the year ended December 31, 1996, compared with a net loss of $1.7 million for the year ended December 31, 1995. The increase in net income is due primarily to a $20.3 million increase in gain on sale of loans in 1996, which has resulted from steady increases in the Company's loans originations over the past year. Net interest income also increased $2.1 million for the year ended December 31, 1996, primarily due to an increase in total interest income resulting from the Company's retention of interest income on loans originated for sale prior to the date of their securitization.

         INTEREST INCOME AND EXPENSE

         Net interest income before provision for loan losses increased $2.1 million (47.7%), to $6.5 million for the year ended December 31, 1996 from $4.4 million for the year ended December 31, 1995. Total interest income increased $1.9 million (19.8%), to 11.5 million for the year ended December 31, 1996 from $9.6 million for the year ended December 31, 1995 as a result of interest accrued on loans originated and sold. Interest expense decreased $.2 million (3.8%), to $5.0 million for the year ended December 31, 1996 from $5.2 million for the year ended December 31, 1995, due to declines in interest rates paid on thrift certificates, partially offset by an increase in total outstanding thrift certificates.

         PROVISION FOR LOAN LOSSES

         The provision for loan losses decreased $2.1 million (63.6%), to $1.2 million for the year ended December 31, 1996 from $3.3 million for the year ended December 31, 1995, reflecting a $10.4 million decrease in the total amount of portfolio loans held during 1996.

         The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including loan classifications and underlying loan collateral values, and is not directly proportional to the level of nonperforming loans. See "BUSINESS -- Classified Assets and Loan Losses."

         NONINTEREST INCOME AND EXPENSE

         Total noninterest income (not including income of CRC, LPPC and CRCWA, which are reflected as discontinued operations due to their sale in 1996) increased $20.6 million (219.1%), to $30.0 million for the year ended December 31, 1996 from $9.4 million for the year ended December 31, 1995. Income from discontinued operations was $.4 million in 1996 compared to $.9 million in 1995. In addition, the Company incurred a $1.0 million loss on the sale of CRC, LPPC and CRCWA, primarily from a write-off of related goodwill. The primary source of the increase was the $20.3 million increase in gain on sale of loans, to $29.2 from $8.9 million. Total noninterest expense (not including expenses of CRC, LPPC and CRCWA, which are reflected as discontinued operations due to their sale in 1996) increased $14.6 million (102.1%) to $28.9 million for the year ended December 31, 1996 from $14.3 million for the year ended December 31, 1995, due to expansion of the Company's mortgage banking business which required the addition of more employees and office space. Salary and related benefits increased $8.6 million (143.3%) to $14.6 million from $6.0 million, and general and administrative expenses increased $6.8 million (130.8%), to $12.0 million from $5.2 million, because of expanded mortgage banking activities. Expense on operation of OREO decreased $.5 million (41.7%), to $.7 million from $1.2 million.

         INCOME TAXES (BENEFIT)

         Income tax expense from continuing operations was $1.7 million in 1996, compared to an income tax benefit of $1.2 million in 1995. During 1996, the Company reversed valuation allowances for deferred tax assets totaling $1.7 million, based upon events and earnings in 1996 which management believes indicate it is more likely than not that sufficient revenue will be generated in the future to use these deferred tax assets. See Note 8 to the Consolidated Financial Statements for additional information.

         YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         GENERAL

         The Company incurred a net loss of $1.7 million for the year ended December 31, 1995, compared with a net loss of $9.5 million for the year ended December 31, 1994. For 1995, the loss before income tax benefit and income from discontinued operations was $3.8 million and the net loss was $1.7 million, reflecting a tax benefit of $1.2 million due to Pacific Thrift's use of net operating loss carryforwards. Pacific Thrift had remaining net operating loss carryforwards of approximately $4.0 million at December 31, 1995. There was no income tax benefit from loss carryforwards in 1994.

         NET INTEREST INCOME AND EXPENSE

         Net interest income before provision for loan losses decreased by $2.1 million (32.3%), to $4.4 million for the year ended December 31, 1995 compared to $6.5 million for the year ended December 31, 1994, as a result of the reduction in total interest income and increase in total interest expense. Total interest income decreased by $1.8 million (15.8%), to $9.6 million for 1995 compared to $11.4 million for 1994, due to reductions in the loan portfolio as assets were reduced to improve capital ratios in Pacific Thrift and pay down the bank loan. Total interest expense increased by $.3 million (6.1%), to $5.2 million for 1995 compared to $4.9 million for 1994, due to higher market interest rates paid on thrift certificates by Pacific Thrift, which offset lower levels of deposits and a reduction in the bank loan.

         PROVISION FOR LOAN LOSSES

         The provision for loan losses was $3.3 million for the year ended December 31, 1995, compared to $6.1 million for the year ended December 31, 1994. The total allowance for loan losses was $4.2 million at December 31, 1995, compared with $4.3 million at December 31, 1994, reflecting sales and payoffs of loans on which reserves were previously taken and status improvements in some portfolio loans.

         The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including loan classifications and underlying loan collateral values, and is not directly proportional to the level of nonperforming loans. See "BUSINESS -- Classified Assets and Nonperforming Loans -- Allowance for Loan Losses." The ratio of nonaccrual loans past due 90 days or more to total loans was 1.62% at December 31, 1995, compared to 5.35% at December 31, 1994. The ratio of the allowance for loan losses to nonaccrual loans past due 90 days or more was 533.29% at December 31, 1995, compared to 136.94% at December 31, 1994.

         NONINTEREST INCOME AND EXPENSE

         Total noninterest income (not including income of CRC, LPPC and CRCWA, which are reflected as discontinued operations due to their sale in 1996), increased by $7.3 million (347.6%), to $9.4 million for the year ended December 31, 1995 compared to $2.1 million for the year ended December 31, 1994, due to increases in gains on sale of loans by Pacific Thrift. Gains on sale of loans increased by $8.0 million (888.9%), to $8.9 million for 1995 compared to $.9 million for 1994. Pacific Thrift sold a total of $155.4 million of loans during 1995, for a total gain on sale of $8.4 million. These sales included $145 million of securitizable loans, for a gain on sale of $8.6 million, $8.9 million of portfolio loans, for a gain on sale of $.2 million and $2.0 million of home improvement loans, sold at a gain of $.1 million. Other income decreased by $.6 million (54.5%), to $.5 million for 1995 compared to $1.1 million for 1994.

         Noninterest expense (not including expenses of CRC, LPPC and CRCWA, which are reflected as discontinued operations due to their sale in 1996) increased by $1.4 million (10.9%), to $14.3 million for 1995 compared to $12.9 million for 1994. Increases in noninterest expense were primarily due to increases in salaries, employee benefits and personnel services and operations of OREO, partially offset by declines in general and administrative expenses. General and administrative expenses decreased by $.6 million (10.3%) to $5.2 million for 1995 compared to $5.8 million for 1994. Salaries, employee benefits and personnel services increased by $1.2 million (25.0%) to $6.0 million for 1995 compared to $4.8 million for 1994. Expenses on OREO increased by $.5 million (71.4%) to $1.2 million for 1995 compared to $.7 million for 1994. The Company recognized net losses on sales of OREO of $.7 million for 1995 and net gains of $.4 million for 1994.


NET INTEREST INCOME ANALYSIS

         The following table sets forth certain information concerning average interest-earning assets and interest bearing liabilities and the yields and rates thereon. Average balances are calculated on a quarterly basis and nonaccrual loans have been included in interest earning assets for the computations. Fee income on loans included in interest income and in the calculation of average yields was $.3 million, $.7 million and $1.7 million for the years ended December 31, 1996, 1995 and 1994, respectively.

  YIELDS AND RATES ON INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES


                                                                            Year Ended
                                                                         December 31, 1996
                                                                         -----------------
                                                        Average                                Yield/
                                                        Balance         Interest                Rate
                                                        -------         --------               ------
                                                                    (Dollars in Thousands)
           Assets
Interest-earning assets:
  Loans                                                $ 81,492          $11,174               13.71%
  Interest-bearing deposits in
  other financial institutions
  and securities purchased under
  agreements to sell                                      6,155              328                5.33%
                                                       --------          -------               -----
    Total interest-earning assets                        87,647           11,502               13.12%
                                                       ========          =======               ======

Noninterest-earning assets:
  Cash and due from banks                                 6,212
  Premises & equipment, net                               1,875
  Real estate acquired in settlement
  of loans                                                3,445
  Other Assets                                            6,668
                                                       --------
    Total noninterest-earning assets                     18,200
                                                       --------
Less allowance for loan losses                            3,712
                                                       --------
                                                        102,135           11,502
                                                       ========          =======
  Liabilities & Stockholders' Equity/Partners'
    Capital
  Interest-bearing liabilities:
    Notes payable                                         3,831              553               14.43%
    Savings deposits                                     31,299            1,627                5.20%
    Time CDs                                             47,583            2,787                5.86%
                                                       --------          -------               -----
  Total interest-bearing liabilities                     82,713            4,967                6.01%
                                                       ========          =======               ======
Noninterest-bearing liabilities:
  Accounts payable & accrued
  expenses                                                4,308
                                                       --------
Total liabilities                                        87,021
Stockholders' Equity/Partners' Capital                   15,114
                                                       --------          -------
                                                       $102,135            4,967
                                                       ========          =======
Net interest income/spread                                                 6,535                7.12%
                                                                         =======               ======
Net interest margin                                                                             7.46%
Net Income (loss)                                                          4,162
                                                                         =======
Average interest earning assets to                                                             1.060%
average interest bearing liabilities



                                                                                          Year Ended
                                                                                       December 31, 1995
                                                                                       -----------------
                                                                   Average                                 Yield/
                                                                   Balance         Interest                 Rate
                                                                   -------         --------                ------
                                                                                (Dollars in Thousands)
             Assets
Interest-earning assets:
  Loans                                                            $63,711           $8,885                13.95%
  Interest-bearing deposits in
  other financial institutions
  and securities purchased under
  agreements to sell                                                11,852              692                 5.84%
                                                                    ------              ---                -----
    Total interest-earning assets                                   75,563            9,577                12.67%
                                                                    ======            =====                ======

Noninterest-earning assets:
  Cash and due from banks                                            5,536
  Premises & equipment, net                                          1,483
  Real estate acquired in settlement                                 5,322
  of loans
  Other Assets                                                       5,290
                                                                    ------
    Total noninterest-earning assets                                17,631
                                                                    ------
Less allowance for loan losses                                       3,911
                                                                    ------
                                                                    89,283            9,577
                                                                    ======            =====
  Liabilities & Partners' Capital
  Interest-bearing liabilities:
  Notes payable                                                     12,601            1,379                10.94%
  Savings deposits                                                  13,322              718                 5.39%
  Time CDs                                                          50,031            3,102                 6.20%
                                                                    ------            -----                -----
  Total interest-bearing liabilities                                75,954            5,199                 6.84%
                                                                    ======            =====                =====
Noninterest-bearing liabilities:
  Accounts payable & accrued
  expenses                                                           3,123
                                                                    ------
Total liabilities                                                   79,077
Partners' Capital                                                   10,206
                                                                    ------
                                                                   $89,283            5,199
                                                                    ======            =====
Net interest income/spread                                                            4,378                 5.83%
                                                                                      =====                =====
Net interest margin                                                                                         5.79%
Net Income (loss)                                                                   (1,698)
                                                                                    =======
Average interest earning assets to                                                                         0.995%
average interest bearing liabilities

           Interest income and interest expense can fluctuate widely based on changes in the level of interest rates in the economy. Pacific Thrift attempts to minimize the effect of interest rate fluctuations on net interest margins by matching as nearly as possible interest sensitive assets and interest sensitive liabilities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Asset/Liability Management."

           Net interest income can also be affected by a change in the composition of assets and liabilities, such as when higher yielding loans replace lower yielding loans. Net interest income is affected by changes in volume and changes in rates. Volume changes are caused by differences in the level of earning assets and interest-bearing liabilities. Rate changes result from differences in yields earned on assets and rates paid on liabilities.

           The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities due to changes in volume and interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume; (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e. changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume which cannot be segregated, have been allocated proportionately to changes due to volume and changes due to rate.


                                                      Rate Volume Analysis
                                                      --------------------
                                                      (Dollars in Thousands)

                                                       1996 compared to 1995
                                                        Increase (decrease)
                                                          due to change in
                                            -------------------------------------------
                                              Volume            Yield/              Net
                                                                 Rate            Change

Interest-earning assets:
Loans                                           2,439              (150)           2,289
Interest-bearing deposits in
other financial institutions and
securities purchased under
agreements to sell                               (308)              (56)            (364)
                                               ------              ----            -----
Total interest-earning assets                   2,131              (206)           1,925
                                               ======              ====            =====
Interest-bearing liabilities:

Notes payable                                  (1,164)              338             (826)
Savings deposits                                  936               (26)             909
Time CDs                                         (148)             (168)            (315)
                                               ------              ----            -----
Total interest-bearing liabilities               (376)              144             (232)
                                               ======              ====            =====
Change in net interest income                   2,507              (350)           2,157
                                               ======              ====            =====

                                                            Rate Volume Analysis
                                                            --------------------
                                                           (Dollars in Thousands)

                                                           1995 compared to 1994
                                                            Increase (decrease)
                                                             due to change in
                                                  ---------------------------------------
                                                    Volume         Yield/             Net
                                                                     Rate          Change
Interest-earning assets:

Loans                                               (2,891)           773          (2,118)
Interest-bearing deposits in
other financial institutions and
securities purchased under
agreements to sell                                      76            215             291
                                                    ------          -----          ------
Total interest-earning assets                       (2,815)           988          (1,827)
                                                    ======          =====          =======
Liabilities & Partners' Capital
Interest-bearing liabilities:

Notes payable                                         (669)            66            (603)
Savings deposits                                      (485)           299            (186)
Time CDs                                               293            768           1,061
                                                    ------          -----          ------
Total interest-bearing liabilities                    (861)         1,133             272
                                                    ======          =====          ======
Change in net interest income                       (1,954)          (145)         (2,099)
                                                    ======          =====          ======

LIQUIDITY AND CAPITAL RESOURCES

           At December 31, 1996, cash and cash equivalent assets totaled $8.6 million, compared with $10.5 million at December 31, 1995. The Company's primary operating cash requirements include the funding or payment of: (i) loan originations; (ii) fees and expenses incurred in connection with securitizations; (iii) income taxes; (iv) capital expenditures; and (v) other operating and administrative expenses. The Company generates cash flow from loans sold for securitization, whole loan sales, principal payments and interest income on portfolio loans, and sale of OREO. In addition, on June 27, 1996, the Company completed a Rights Offering and a Public Offering of Common Stock as a part of the Restructuring, which raised net cash proceeds of $11.4 million.

           The Company expects to continue to depend on advances on its interest in excess spread in securitized loans to fund its cash operating requirements. Several factors affect the Company's ability to complete sales of its loans for securitization, including conditions in the securities markets generally, conditions in the residential sub-prime securitization market specifically, the credit quality of the Company's portfolio of loans and the Company's ability to credit enhance its loans to a level sufficient to obtain investment grade ratings for interests in securitization pools in which its loans are placed.

           The Company believes that the net proceeds of the Rights Offering and the Public Offering, together with the proceeds of loan sales, net interest income and the issuance of deposits by Pacific Thrift, will be sufficient to fund the Company's liquidity requirements for the foreseeable future.

           Certificates of deposit which are scheduled to mature in one year or less from December 31, 1996 totaled $56.3 million. Based upon historical experience, management believes that a significant portion of such deposits may be renewed to the extent deemed desirable by management. In general, depositors have historically tended to renew deposits when the rates paid on such deposits remain competitive with rates offered by comparable financial institutions. From time to time during 1994 and 1995, management of Pacific Thrift intentionally took steps to reduce deposit renewals in order to reduce the total amount of deposits. These steps included reducing the interest rates offered on maturing deposits and declining to renew certain large deposits.

           Pacific Thrift maintains minimum levels of liquid assets as required under the liquidity policy adopted by the board of directors of Pacific Thrift. The relationship between short-term liquid assets and total deposits at December 31, 1996 was 49.0%, which exceeded the 10% minimum established by the Board. At December 31, 1995 and 1994, the liquidity ratio was 31.7% and 26.9%, respectively.

           Pacific Thrift has a federal funds credit line with Wells Fargo Bank, bearing interest at the federal funds rate as announced from time to time by the Federal Reserve Board, in the amount of $5.0 million. The line is intended to support short term liquidity, and is not expected to be used for more than ten consecutive days or more than 12 times during any 30 day period. At December 31, 1996, there were no outstanding borrowings under the credit line.

         Pacific Thrift is subject to certain leverage and risk-based capital adequacy standards applicable to FDIC-insured institutions. At December 31, 1994, Pacific Thrift was classified by the FDIC as "undercapitalized." However, by March 31, 1995, Pacific Thrift was reclassified by the FDIC as "adequately capitalized." As of December 31, 1996, Pacific Thrift's regulatory capital levels have increased to levels meeting the FDIC's definition of "well capitalized;" however, due to the existence of the MOU requiring Pacific Thrift to maintain certain capital levels, it is still classified as "adequately capitalized." See "SUPERVISION AND REGULATION -- Federal Law -- Capital Adequacy Guidelines."

ASSET/LIABILITY MANAGEMENT

         The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's "interest rate sensitivity gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would generally tend to adversely affect net interest income while a positive gap would generally tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would generally tend to result in increased net interest income while a positive gap would generally tend to adversely affect net interest income. At December 31, 1996, total interest-earning assets maturing or repricing during each period exceeded total interest-bearing liabilities maturing or repricing in the same periods by $7.5 million, representing a positive cumulative interest rate sensitivity gap ratio of 10%. However, because interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment, the gap is only a general indicator of interest rate sensitivity.

           Pacific Thrift actively monitors its interest rate risk. Pacific Thrift has an asset/liability committee which includes its President, Chief Financial Officer and Deposit Operations Manager. The Board or Directors of Pacific Thrift reviews interest rate risk position on a monthly basis.

           To the extent consistent with its interest rate spread objectives, Pacific Thrift attempts to reduce its interest rate risk and has taken a number of steps to match its interest sensitive assets and liabilities to minimize the potential negative impact of changing interest rates. Pacific Thrift has focused on making adjustable rate loans, virtually all of which adjust quarterly, and focuses its investment activity on short-term obligations of banks and U.S. government securities.

           The following table sets forth the interest rate sensitivity of Pacific Thrift's assets and liabilities at December 31, 1996 on the basis of certain assumptions. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the repricing timing or contractual term of the asset or liability. Pacific Thrift has assumed that its savings accounts (passbook accounts and money market accounts), which totaled $24.7 million at December 31, 1996 reprice immediately. Certificates of deposit are included in the table below at their dates of maturity.

           Certain shortcomings are inherent in the method of analysis presented in the following table. For example, interest rate floors on some adjustable rate loans can have the effect of increasing the net interest income as interest rates decline or, conversely, limiting increases in net interest income as interest rates rise. Also, loan prepayments and early withdrawal of certificates of deposit could cause the interest sensitivities to vary from what appears in the table. Finally, the ability of many borrowers to service their adjustable rate debt may be adversely affected by an interest rate increase.



              INTEREST RATE SENSITIVITY GAP AS OF DECEMBER 31, 1996
                             (Dollars in Thousands)

                                                                                                             After
     Assets or Liabilities Which                1 Day        3 Months           Six Months        1-5          5
          Mature or Reprice                  to 3 Months    to 6 Months          to 1 Year       Years       Years         Total
     ---------------------------             -----------    -----------          ---------       -----       -----         -----
Cash and Investments.................            7,947                                                                     7,947
Variable Rate Loans Receivable.......           31,630                                                                    31,630
Fixed Rate Loans Receivable..........              258             226                147          776      1,803          3,210
Loans Held for Sale (1)..............           30,727                                                                    30,727
                                                ------      ----------          ---------       ------     ------         ------
  Interest-earning assets............           70,562             226                147          776      1,803         73,514
                                                ------      ----------          ---------       ------     ------         ------
Certificates of deposit..............           14,451          19,745             22,147                                 56,343
Savings accounts.....................           24,659                                                                    24,659
                                                ------      ----------          ---------       ------     ------         ------
  Interest-bearing liabilities.......           39,110          19,745             22,147            0          0         81,002
                                                ------      ----------          ---------       ------     ------         ------
Interest rate sensitivity gap........           31,452         (19,519)           (22,000)         776      1,803         (7,488)
Cumulative interest rate sensitivity            31,452         (11,933)           (10,067)      (9,291)    (7,488)        (7,488)
gap
Interest rate sensitivity ratio (2)..             1.80             .01                .01          .00        .00            .91
Cumulative interest rate sensitivity
  gap ratio (3)......................              .45            (.17)              (.14)        (.13)      (.10)          (.10)

(1) Includes loans sold by each month end, for which cash has not yet been received.

(2) The interest rate sensitivity gap ratio represents total interest-earning assets divided by total interest-bearing liabilities.

(3) The cumulative interest rate sensitivity gap ratio represents the cumulative interest rate sensitivity gap divided by total interest-earning assets.

IMPACT OF INFLATION AND CHANGING PRICES

           The financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations of the Company and its subsidiaries. Like most mortgage companies and industrial loan companies, nearly all the assets and liabilities of the Company and Pacific Thrift are monetary. As a result, interest rates have a greater impact on the Company's consolidated performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

EFFECT OF NEW ACCOUNTING STANDARDS

           In December 1991, the Financial Accounting Standards Board (FASB) issued its Statement of Financial Accounting Standards No. 107 ("SFAS 107") "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial condition, for which it is practicable to estimate fair value. SFAS 107 is effective for fiscal years ending after December 15, 1995, for entities with less than $150 million in total assets, as of its December 1991 issuance date. The adoption of SFAS 107 did not have a material impact on the Company's financial statements.

           In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 applies to all loans except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or a lower of cost or fair value, leases, and debt securities as defined in SFAS No. 115. SFAS No. 114 requires that impaired loans be valued at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. SFAS No. 114 is effective for fiscal years beginning after December 15, 1994, with earlier adoption encouraged. SFAS No. 114 applies primarily to the loan portfolio. The Company actively monitors this portfolio and evaluates the net realizable value of any loan which is deemed to be impaired. Net realizable value is assessed based upon current appraised value of the underlying collateral. If carrying value exceeds this estimated realizable value, carrying value is reduced to the estimated realizable value by a charge to earnings. As such, SFAS No. 114 does not represent a material change from the Company's prior accounting practices and did not have a material effect on the reported financial results of the Company.

           In October, 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 118 amends Statement No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans and also amends the disclosure requirements of Statement No. 114 to require information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to these impaired loans. SFAS No. 118 is effective concurrent with the effective date of Statement 114, that is, for financial statements for fiscal years beginning after December 15, 1994. As with Statement No. 114, management believes it is following the requirements of SFAS No. 118.

           In March, 1995, the FASB used SFAS No. 121 "Accounting for the impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. Earlier application is encouraged. Restatement of previously issued financial statements is not permitted. Impairment losses resulting from the application of this Statement should be reported in the period in which the recognition criteria are first applied and met. The initial application of this Statement to assets that are being held for disposal at the date of adoption should be reported as the cumulative effect of a change in accounting principle. The adoption of SFAS 121 did not have a material impact on the Company's financial statements.

           In May, 1995, the FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." SFAS No. 122 requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights), the entire cost of purchasing or originating the loans should be allocated to the mortgage loans (without the mortgage servicing rights) and no cost should be allocated to the mortgage servicing rights. This Statement requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. A mortgage banking enterprise should stratify its mortgage servicing rights that are capitalized after the adoption of this Statement based on one or more of the predominant risk characteristics of the underlying loans. Impairment should be recognized through a valuation allowance for each impaired stratum.

           This Statement applies prospectively in fiscal years beginning after December 15, 1995, to transactions in which a mortgage banking enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of this Statement. Earlier application is encouraged. Retroactive capitalization of mortgage servicing rights retained in transactions in which a mortgage banking enterprise originates mortgage loans and sells or securitizes those loans before the adoption of this Statement is prohibited. The effect of the adoption of SFAS No. 122 was not material to the Company, primarily because the Company sells all of its loans on a servicing released basis.

           In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a method of accounting for stock compensation plans based on fair value of grants made under such plans on the date of grant using certain option-pricing models. SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion 25 "Accounting for Stock Issued to Employees," which provides for an intrinsic valuation model that recognizes only the difference between the fair market value of a company's stock and the price paid to acquire the stock under the stock compensation plan. However, SFAS No. 123 encourages the adoption of the fair value accounting method. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the company had applied the new method. SFAS No. 123 is required to be adopted prospectively beginning January 1, 1996. Management has accounted for grants under the Company's stock option plan under the intrinsic value method allowed under APB Opinion 25 and has provided the footnote disclosure required by SFAS No. 123 in its financial statements included elsewhere herein.

           In 1966, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial components approach that focuses on control. SFAS No. 125 applies to transactions occurring after December 31, 1996. The adoptment of SFAS No. 125 is not expected to have a material impact on the Company's financial condition or results of operations.

SEASONALITY

           The Company's results of operations have not been materially affected by seasonality.

FORWARD LOOKING STATEMENTS

           The discussion in this Report contains certain forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed below. The Company cautions the reader, however, that these lists of risk factors may not be exhaustive. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

           RELIANCE ON PRIMARY LOAN PURCHASERS. The Company sells loans for securitization primarily to Aames and Advanta. If sales to either or both of these purchasers were discontinued, there can be no assurance that agreements with new purchasers would be as favorable as current arrangements with Aames and Advanta.

           RELIANCE ON CONTINUING SECURITIZATIONS. The Company has been able to substantially increase its lending volume as a direct result of its ability to sell for securitization substantial amounts of its new loan production. Any change in the market for securitized subprime residential loans could have an adverse impact the Company's ability to continue to increase or maintain the growth of its mortgage banking business.

           COMPETITION IN THE LENDING INDUSTRY. The subprime residential mortgage industry is undergoing consolidation and increased competition, which may reduce profit margins on the Company's lending business and may also have an adverse impact the Company's ability to continue to increase or maintain the growth of its mortgage banking business.

           EXPOSURE TO INTEREST RATE RISK. Significant reductions in interest rates may change the prepayment rates, and accordingly impact the excess spread received by the Company on loans sold by it to Aames and Advanta. In addition, the Company's profitability on portfolio loans may be adversely affected by rapid changes in interest rates.

           RISKS OF REAL PROPERTY SECURED LENDING. In the subprime residential mortgage business, lenders rely upon low loan-to-value ratios to provide realizable value in collateral used to secure loans. However, the liquidation value of real property collateral may be adversely affected by a number of factors, including general economic conditions, regional economic conditions, natural disasters, environmental contamination and governmental regulation.

           GOVERNMENT REGULATION. Pacific Thrift is subject to extensive governmental supervision, regulation and control. See "BUSINESS - Supervision and Regulation."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           See Item 14(a) 1-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           On September 12, 1995, the Company dismissed Ernst & Young LLP ("E&Y") as independent certified public accountants of the Company and its subsidiaries, and engaged BDO Seidman LLP ("BDO") as independent certified public accountants of the Company and its subsidiaries. E&Y has not reported on the Company's financial statements for the past two years.

           In 1995, there was a disagreement between the Company and E&Y concerning the scope of the work necessary to be performed by E&Y in connection with a proposed restructuring of the Company, including procedures and issues raised with respect to the allowance for loan losses, deferred tax asset and other transactions recorded by the Company in its unaudited financial information as of June 30, 1995. Prior to resolving the disagreement, the client-auditor relationship was terminated by the Company.

           The Company discussed the subject matter of the disagreement with E&Y, and authorized E&Y to respond fully to all inquiries of BDO, the Company's successor accountants, concerning the subject matter of the disagreement.

           Prior to the engagement of BDO as the independent accountants for the Company and its subsidiaries, the Company did not consult BDO concerning the application of accounting principles to any specified transaction or any matter that was the subject of a disagreement with E&Y or a reportable event.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information required by this Item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on July 10, 1997, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31 1996. Information with respect to executive officers is included in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

           The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on July 10, 1997, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on July 10, 1997, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on July 10, 1997, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31 1996.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a)(1) List of Financial Statements

                  Financial Statements required to be filed hereunder are indexed on page 58 hereof.

           (a)(2) List of Financial Statement Schedules

           None.

           (a)(3) List of Exhibits

           The exhibits required to be filed hereunder are indexed on page S-1 hereof.

           (b) The Company filed a Report on Form 8-K for December 31, 1996, during the last quarter of 1996.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 29, 1997.

                                     PACIFICAMERICA MONEY CENTER, INC.



                                     By: /s/ JOEL R. SCHULTZ
                                        ----------------------------------------
                                        Joel R. Schultz, Chief Executive Officer



           Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.




              Signature                                Capacity                          Date
              ---------                                --------                          ----

/s/ JOEL R. SCHULTZ                          Director, Chief Executive              March 29, 1997
------------------------------               Officer and Chairman of the
    Joel R. Schultz                          Board


/s/ RICHARD D. YOUNG                         Director and Executive Vice            March 29, 1997
------------------------------               President
    Richard D. Young

/s/ CHARLES J. SIEGEL                        Chief Financial and                    March 29, 1997
------------------------------               Accounting Officer
    Charles J. Siegel

/s/ RUSSELL G. ALLISON                       Director                               March 29, 1997
------------------------------
    Russell G. Allison

/s/ JAMES C. NEUHAUSER                       Director                               March 29. 1997
------------------------------
    James C. Neuhauser

/s/ PAUL D. WEISER                           Director                               March 29, 1997
------------------------------
    Paul D. Weiser

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                                   INDEX TO FINANCIAL STATEMENTS



PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES

         Independent Certified Public Accountant's Report                                                 F-1

         Independent Auditors' Report                                                                     F-2

         Consolidated Balance Sheets
             as of December 31, 1996 and 1995                                                             F-4

         Consolidated Statements of Operations
             for the years ended December 31, 1996, 1995 and 1994                                         F-6

         Consolidated Statements of Changes in Stockholders' Equity/Partners' Capital
             for the years ended December 31, 1996, 1995 and 1994                                         F-9

         Consolidated Statements of Cash Flows
             for the years ended December 31, 1996, 1995 and 1994                                         F-10

         Notes to Consolidated Financial Statements
             for the years ended December 31, 1996, 1995 and 1994                                         F-13

         Supplemental material

             Schedule I - Consolidating Schedule - Financial Position -
                  December 31, 1996                                                                       F-65
             Schedule II - Consolidating Schedule - Operations -
                  year ended December 31, 1996                                                            F-67
             Schedule III - Consolidating Schedule - Financial Position -
                  December 31, 1995                                                                       F-69
             Schedule IV - Consolidating Schedule - Operations -
                  year ended December 31, 1995                                                            F-71
             Schedule V - Consolidating Schedule - Operations -
                  year ended December 31, 1994                                                            F-73

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT

To the Stockholders
PacificAmerica Money Center, Inc.
(formerly Presidential Mortgage Company, a California Limited Partnership)


We have audited the accompanying consolidated balance sheets of PacificAmerica Money Center, Inc. and subsidiaries (collectively, the Company) (formerly Presidential Mortgage Company, a California Limited Partnership) as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity/partners' capital, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PacificAmerica Money Center, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.


Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information in Schedules I, II, III and IV is presented for the purpose of additional analysis of the consolidated financial statements rather than to present the financial position and results of operations of the individual companies. The consolidating information in Schedules I, II, III and IV has been subjected to the auditing procedures applied to the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.


BDO SEIDMAN, LLP
Los Angeles, California
March 21, 1997

                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Presidential Mortgage Company


We have audited the consolidated statements of operations, changes in partner's capital, and cash flows for the year ended December 31, 1994, of Presidential Mortgage Company (the Partnership) and subsidiaries (collectively, the Company). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1994 consolidated financial statements referred to above present fairly, in all material respects, the results of the Company operations and its cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information in
Schedule V is presented for the purpose of additional analysis of the consolidated financial statements rather than to present the results of operations of the individual companies. The consolidating information in
Schedule V has been subjected to the auditing procedures applied to the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered losses from nonperforming loans that, combined with other factors, resulted in significant recurring losses from operations. As discussed in Note 7, the Partnership is subject to substantial debt service and other requirements of the note payable to its lender.

As discussed in Notes 19 and 20, at October 31, 1994, the Partnership's wholly owned subsidiary, Pacific Thrift and Loan Company (Pacific Thrift), was considered to be "critically undercapitalized" under the Prompt Corrective Action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 because its tangible and leverage capital ratios fell below 2%. As a result of such designation, Pacific Thrift was subject to severe restrictions on its activities. At December 31, 1994, Pacific Thrift was no longer considered to be "critically undercapitalized," but still did not meet the minimum capital requirements to be considered "adequately capitalized" by the Federal Deposit Insurance Corporation (FDIC). Also at December 31, 1994, Pacific Thrift had a deficiency in its net worth, based on requirements of the California Financial Code and the California Department of Corporations (DOC). As a result of its capital designation, Pacific Thrift was required to submit a capital restoration plan, including a guarantee by the Partnership, to the FDIC. In addition, Pacific Thrift consented to a new comprehensive Order to Cease and Desist (the new C&D) by the FDIC and DOC.

The new C&D requires that Pacific Thrift take various actions, including significantly increasing its leverage capital ratio to 8% by September 30, 1995. Failure to implement the capital restoration plan and meet the capital requirements of the new C&D would expose Pacific Thrift to various regulatory actions, including the risk of regulatory takeover. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans regarding these matters are discussed in Notes 1 and 20.

Note 12 indicates management's description of certain litigation in which allegations of securities fraud and aiding and abetting in the breach of fiduciary duty have been made against the Partnership and its Chief Executive Officer (CEO) by investors in companies affiliated with the Partnership until 1984. Management denies these allegations, states that they are without merit, and represents that any claims are barred by applicable statutes of limitation. Counsel for both the Partnership and CEO have stated that they are unable to provide an opinion as to the outcome of the litigation.

The accompanying consolidated financial statements do not include any provisions or adjustments which might result from the outcome of the uncertainties discussed above.



                                        Ernst & Young LLP

April 7, 1995
except as to Note 20 to the
consolidated financial statements
which is as of May 20, 1995

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS



December 31,                                                                          1996                   1995
-------------------------------------------------------------------------------------------------------------------
ASSETS

CASH AND CASH EQUIVALENTS (Note 2D)                                    $         8,640,000        $    10,489,000


ACCOUNTS RECEIVABLE (Note 18)                                                    2,349,000              3,337,000


RECEIVABLE FOR MORTGAGE LOANS SHIPPED (Notes 2F
  and 10)                                                                       24,310,000                      -


ACCRUED INTEREST RECEIVABLE                                                      1,144,000                903,000


PREMIUM RECEIVABLE FOR LOANS SOLD (Note 10)                                      1,195,000                      -


LOANS RECEIVABLE (Notes 2E, 2G, 3, and 7)                                       33,515,000             43,908,000


LOANS HELD FOR SALE, at cost which approximates
  market (Notes 2H and 3)                                                       18,148,000             12,577,000

RECEIVABLE FROM RELATED PARTY (Notes 9 and 10)                                           -                347,000

EXCESS YIELD RECEIVABLE (Notes 2I, 2M and 3)                                    11,698,000              2,725,000

OTHER REAL ESTATE (Notes 2N and 4)                                               4,285,000              3,156,000

PROPERTY AND EQUIPMENT (Notes 2O and 5)                                          2,360,000              1,398,000

GOODWILL (Notes 2P and 11)                                                               -              1,808,000


DEFERRED INCOME TAXES, net of valuation allowance
  (Notes 2Q and 8)                                                               4,995,000              1,612,000

REFUNDABLE INCOME TAXES                                                            730,000                      -


OTHER ASSETS                                                                     1,565,000                684,000
-------------------------------------------------------------------------------------------------------------------


                                                                       $       114,934,000        $    82,944,000
-------------------------------------------------------------------------------------------------------------------

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS



December 31,                                                                          1996                   1995
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY/PARTNERS' CAPITAL

THRIFT CERTIFICATES PAYABLE (Note 6)
  Full-paid certificates                                               $        56,343,000        $    35,881,000
  Installment certificates                                                      24,659,000             24,275,000
-------------------------------------------------------------------------------------------------------------------

Total thrift certificates payable                                               81,002,000             60,156,000


ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                            2,235,000              4,018,000


ACCRUED INTEREST PAYABLE                                                           185,000                273,000


PAYABLE TO RELATED PARTY (Note 10)                                                       -                281,000


MORTGAGE NOTES PAYABLE (Note 4)                                                  1,557,000                611,000


NOTES PAYABLE (Note 7)                                                           3,290,000              6,771,000


DEFERRED INCOME TAXES (Notes 2Q and 8)                                           4,699,000                387,000


NOTE PAYABLE TO RELATED PARTY (Note 7)                                                   -                600,000


PARTNERSHIP WITHDRAWALS PAYABLE (Note 15)                                                -              1,120,000
-------------------------------------------------------------------------------------------------------------------

Total liabilities                                                               92,968,000             74,217,000
-------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 12, 13, 14, and 19)
-------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS EQUITY (Note 16)
  Preferred stock, $.01 par value, shares authorized
    2,000,000; none issued and outstanding                                               -                      -
  Common stock, $.01 par value, shares authorized
    8,000,000; issued and outstanding 1,870,150                                     19,000                      -
  Additional paid-in capital                                                    17,400,000                      -
  General partner warrants                                                         385,000                      -
  Retained earnings                                                              4,162,000                      -


PARTNERS' CAPITAL (Note 16)
  General partner                                                                        -                (84,000)
  Limited partners' capital                                                              -              8,811,000
-------------------------------------------------------------------------------------------------------------------

Total Stockholders equity/Partners' capital                                     21,966,000              8,727,000
-------------------------------------------------------------------------------------------------------------------
                                                                       $       114,934,000        $    82,944,000
===================================================================================================================


          See accompanying notes to consolidated financial statements.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS



Years ended December 31,                                         1996                  1995                  1994
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans receivable (Notes 2E, 2G and 3)             $      11,174,000        $    8,885,000        $   11,003,000
  Deposits with financial institutions                        328,000               692,000               401,000
-------------------------------------------------------------------------------------------------------------------

Total interest income                                      11,502,000             9,577,000            11,404,000
-------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
  Thrift certificates greater than $100,000                    23,000                 7,000                28,000
  Other thrift certificates                                 4,391,000             3,813,000             2,917,000
  Notes payable                                               552,000             1,379,000             1,982,000
-------------------------------------------------------------------------------------------------------------------

Total interest expense                                      4,966,000             5,199,000             4,927,000
-------------------------------------------------------------------------------------------------------------------

Net interest income                                         6,536,000             4,378,000             6,477,000

PROVISION FOR LOAN LOSSES
  (Notes 2E, 2G and 3)                                      1,151,000             3,289,000             6,096,000
-------------------------------------------------------------------------------------------------------------------

Net interest income after provision
  for loan losses                                           5,385,000             1,089,000               381,000
-------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
  Other income                                                777,000               545,000             1,125,000
  Gain on sales of loans (Note 2I):
    Excess yield                                            9,617,000             2,437,000               301,000
    Premium                                                19,600,000             6,458,000               645,000
-------------------------------------------------------------------------------------------------------------------

Total noninterest income                                   29,994,000             9,440,000             2,071,000
-------------------------------------------------------------------------------------------------------------------

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS



Years ended December 31,                                         1996                  1995                  1994
-------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Salaries and employee benefits
    (Notes 10 and 14)                                      14,622,000             6,000,000             4,755,000
  General and administrative (Note 10)                     12,019,000             5,194,000             5,833,000
  Related party fees (Notes 9 and 10)                         872,000             1,012,000               805,000
  Operations of other real estate (Note 4)                    681,000             1,212,000               732,000
  Depreciation and amortization                               714,000               893,000               747,000
-------------------------------------------------------------------------------------------------------------------

Total noninterest expense                                  28,908,000            14,311,000            12,872,000
-------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES
  (BENEFIT)                                                 6,471,000            (3,782,000)          (10,420,000)

INCOME TAXES (BENEFIT) (Notes 2Q and 8)                     1,658,000            (1,223,000)                1,000
-------------------------------------------------------------------------------------------------------------------


INCOME (LOSS) FROM CONTINUING OPERATIONS                    4,813,000            (2,559,000)          (10,421,000)

INCOME FROM DISCONTINUED OPERATIONS                           387,000               861,000               907,000

LOSS ON DISPOSAL OF DISCONTINUED
  OPERATIONS (Note 18)                                     (1,038,000)                    -                     -
-------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                   $       4,162,000        $   (1,698,000)       $   (9,514,000)
-------------------------------------------------------------------------------------------------------------------

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS



Years ended December 31,                                         1996
-------------------------------------------------------------------------------
EARNINGS PER SHARE - PRIMARY:
  Continuing operations                             $            2.27
  Discontinued operations                                        (.28)
-------------------------------------------------------------------------------

  Net income                                        $            1.99
-------------------------------------------------------------------------------

EARNINGS PER SHARE - FULLY DILUTED:
  Continuing operations                             $            2.12
  Discontinued operations                                        (.28)
-------------------------------------------------------------------------------

  NET INCOME                                        $            1.84
-------------------------------------------------------------------------------

PRO FORMA SUPPLEMENTAL EARNINGS AND PER SHARE -
 INFORMATION FROM CONTINUING OPERATIONS
 (NOTE 2(C)) (UNAUDITED):

  Pro forma income taxes                            $       2,718,000
  Pro forma net income                              $       3,753,000
  Pro forma net income per share:
    Primary                                         $            1.81
    Fully diluted                                   $            1.67

          See accompanying notes to consolidated financial statements.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CHANGES IN
                                          STOCKHOLDERS' EQUITY/PARTNERS' CAPITAL



                     Years Ended December 31, 1995 and 1994
-------------------------------------------------------------------------------------------------------------------
PARTNERS' CAPITAL, December 31, 1993                                                               $   19,939,000

  Net loss - 1994                                                                                      (9,514,000)
-------------------------------------------------------------------------------------------------------------------

PARTNERS' CAPITAL, December 31, 1994                                                                   10,425,000

  Net loss - 1995                                                                                      (1,698,000)
-------------------------------------------------------------------------------------------------------------------

PARTNERS' CAPITAL, December 31, 1995                                                               $    8,727,000
-------------------------------------------------------------------------------------------------------------------



                                                             Year Ended December 31, 1996
                                           --------------------------------------------------------------------------------------
                                                         Number                Additional     General
                                            Partner        of       Common       Paid-In      Partner     Retained
                                           Interests     Shares      Stock       Capital      Warrants    Earnings        Total
---------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1996                  $ 8,727,000           -    $     -    $         -   $       -   $        -   $ 8,727,000


Partner interest converted to stock       (8,727,000)    890,000       9,000     8,718,000           -            -             -


Rights offering                                    -     324,628       3,000     3,243,000           -            -     3,246,000


Partners cash out                                  -    (285,560)     (3,000)   (2,853,000)          -            -    (2,856,000)


Fractional shares paid                             -      (1,206)          -       (12,000)          -            -       (12,000)


General partner warrants                           -           -           -                   385,000            -       385,000


Public offering, net                               -     878,210       9,000     7,612,000           -            -     7,621,000


Warrants exercised                                 -      10,958           -       162,000           -            -       162,000


Employee stock purchase plan                       -      53,120       1,000       530,000           -            -       531,000


Net income                                         -           -           -             -           -    4,162,000     4,162,000
---------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity,
  December 31, 1996                      $         -   1,870,150    $ 19,000   $17,400,000   $ 385,000   $4,162,000   $21,966,000
---------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Years ended December 31,                                     1996                1995                1994
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $   4,162,000       $  (1,698,000)       $ (9,514,000)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
    Loss on disposal of discontinued
      operations                                        1,038,000                  -                   -
    Provision for loan losses                           1,151,000           3,289,000           6,096,000
    Changes in discontinued operations                  1,034,000             486,000             251,000
    Provision for losses on other
      real estate                                         337,000           1,188,000             202,000
    Net gain on sale of other real estate                (224,000)           (469,000)           (625,000)
    Proceeds from sale of loans originated
      for sale                                        337,563,000         145,266,000          29,315,000
    Originations of loans held for sale              (335,471,000)       (151,538,000)        (41,055,000)
    Depreciation and amortization                         834,000             919,000             776,000
    Net change in assets and liabilities:
      Accounts receivable                                (282,000)          1,548,000          (1,803,000)
      Loan sale premium                                (1,195,000)                  -                   -
      Accrued interest receivable                        (241,000)            222,000             966,000
      Receivable for mortgage loans
        shipped                                       (24,310,000)                  -                   -
      Receivable from related party                       347,000             131,000             316,000
      Excess yield receivable                          (8,973,000)         (1,837,000)              7,000
      Goodwill                                                  -            (172,000)           (127,000)
      Other assets                                     (1,611,000)           (267,000)           (383,000)
      Deferred income taxes                               929,000          (1,225,000)                  -
      Payable to related party                           (881,000)            126,000            (528,000)
      Accounts payable, accrued expenses,
        and accrued interest payable                    2,854,000            (864,000)             50,000
-----------------------------------------------------------------------------------------------------------

Net cash used in operating activities                 (22,939,000)         (4,895,000)        (16,056,000)
-----------------------------------------------------------------------------------------------------------

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Years ended December 31,                                       1996                   1995                   1994
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of portfolio loans                  26,176,000             13,371,000             28,402,000
  Increase in loans receivable                          (29,697,000)           (12,325,000)           (10,249,000)
  Proceeds from sale of other real estate                 5,652,000             14,253,000              5,994,000
  Proceeds from sale of discontinued
    operations net assets                                (1,180,000)                     -                      -
  Mortgage assumed (repaid) in connection
    with other real estate                                 (847,000)            (1,702,000)               536,000
  Purchase of property and equipment                     (1,791,000)              (489,000)              (877,000)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing
  activities                                             (1,687,000)            13,108,000             23,806,000
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in thrift
    certificates                                         20,846,000             (9,345,000)             7,080,000
  Borrowings under line of credit                         3,000,000                      -                      -
  Repayment of line of credit                            (3,000,000)                     -                      -
  Paydowns of note payable                               (6,026,000)            (8,007,000)            (8,422,000)
  Decrease in participations payable                     (1,120,000)                     -                      -
  Public offering, net                                    7,621,000                      -                      -
  Rights offering                                         3,246,000                      -                      -
  Partners cash out                                      (2,856,000)                     -                      -
  Fractional shares payout                                  (12,000)                     -                      -
  General partner warrants                                  385,000                      -                      -
  Exercise of warrants                                      162,000                      -                      -
  Stock purchase employee plans                             531,000                      -                      -
-------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing
  activities                                             22,777,000            (17,352,000)            (1,342,000)
-------------------------------------------------------------------------------------------------------------------

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Years ended December 31,                                      1996              1995               1994
---------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                      (1,849,000)       (9,139,000)         6,408,000

CASH AND CASH EQUIVALENTS,
  at beginning                                          10,489,000        19,628,000         13,220,000
---------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, at end                      $ 8,640,000       $10,489,000        $19,628,000
---------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
    Cash paid during the year for
      Interest                                         $ 5,054,000       $ 5,331,000        $ 4,704,000
      Income taxes                                         668,000             2,000              1,000


SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
    Loans transferred to other real estate             $ 6,894,000       $10,489,000        $ 7,542,000
    Mortgage payable assumed in
      connection with other real estate                  1,793,000         1,545,000          2,499,000
    Loans to facilitate sales of other
      real estate                                          311,000           895,000            898,000
---------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    GENERAL

ORGANIZATION

On June 27, 1996, PacificAmerica Money Center, Inc., (the "Corporation" or "Company") a Delaware Corporation, formed in 1994 as a wholly owned subsidiary of Presidential Mortgage Company, and Presidential Mortgage Company, a California limited partnership (the "Partnership") completed a Restructuring Plan dated May 1, 1996 (the "Restructuring"), whereby all of the assets and liabilities of the Partnership were transferred to the Corporation in exchange for common stock of the Corporation (the "Common Stock"). The Common Stock was distributed to the partners of the Partnership, pro rata in accordance with their capital accounts in the Partnership. In accordance with the terms of the Restructuring Plan, the consent of a majority of limited partners to the Restructuring Plan was solicited pursuant to a Proxy Statement/Prospectus dated May 14, 1996, and the consent of approximately 75% of all limited partners was obtained by June 17, 1996, the expiration of the solicitation period. Every limited partner was given the right to elect to receive cash in lieu of shares of the Corporation (the "Cash Out Option"), in an amount equal to $10 per share times the number of shares that would have been received by that partner based on their capital account in the Partnership. Pursuant to the Restructuring Plan, 603,234 shares of Common Stock were issued to partners of the Partnership (other than partners accepting the Cash Out Option) for their interests in the Partnership and $2,855,600 was paid by the Corporation to partners electing the Cash Out Option.

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

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    GENERAL
      (CONTINUED)

ORGANIZATION (Continued)

Concurrently with the solicitation of consent pursuant to the Proxy Statement/Prospectus dated May 16, 1996, all partners of the Partnership, together with all partners of the General Partner, and all officers, directors, proposed directors and employees of the Partnership, all of its subsidiaries and the Corporation, were given the right to purchase additional shares of Common Stock (the "Rights Offering") at a purchase price of $10 per share. A total of 324,628 shares were subscribed for and issued in the Rights Offering. For every five shares subscribed for in the Rights Offering, a subscriber also received one warrant ("Subscriber Warrants"). A total of 64,925 Subscriber Warrants were issued in connection with the Rights Offering, each exercisable from June 27, 1996 until June 27, 1998, for one share of Common Stock at a purchase price of $12.50 per share.

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

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    GENERAL
      (CONTINUED)

ORGANIZATION (Continued)

The Restructuring has been accounted for as a change in legal organization but not in the enterprise of the Partnership. Therefore, the financial statements of the Corporation give effect to the Restructuring as a recapitalization of the Partnership into the Corporation. References to the Corporation in the financial statements refer to the financial condition and results of operations of the Partnership on a consolidated basis for all periods prior to June 27, 1996.


From the date of its formation in 1981 until 1988, the Partnership's sole business was the direct origination and servicing of real estate secured loans under California consumer and commercial finance lender licenses. In 1988, the Partnership formed Pacific Thrift and Loan Company, a California corporation ("Pacific Thrift"), as a wholly owned subsidiary, to engage in the business of origination, purchase and sale of real estate secured loans under a California thrift and loan license. Pacific Thrift also issues deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), and is therefore subject to regulation by both the FDIC and the California Department of Corporations. Since 1990, substantially all new lending activity has been conducted by Pacific Thrift. In recent years, the Company has been primarily engaged in mortgage banking activities and as such originates and sells mortgage loans to investors in the secondary markets. The Company's ability to continue to originate loans is dependent, in part, upon its ability to sell loans in the secondary market in order to generate cash proceeds for new origination. The value of and market for the Company's loans are dependent upon a number of factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in such factors may affect the Company's ability to sell loans for acceptable prices within reasonable periods of time. A prolonged, substantial reduction in the size of the secondary market for loans of the types originated by the Company may adversely affect the Company's ability to sell loans with a consequent adverse impact on the Company's profitability and ability to fund future originations which could have a material adverse effect on the Company's financial position and results of operations.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    GENERAL
      (CONTINUED)

ORGANIZATION (Continued)

The Company also owns another subsidiary, PacificAmerica Lending, Inc. ("PAL"), formed for the purpose of engaging in the lending business under a California finance lender's license and other state licenses where management deems it appropriate. Immediately after the restructuring the Company contributed net assets of $2,920,000 to PAL at book value. As of the date hereof, PAL has not engaged in significant loan production, but it may become more active in the future, depending upon business requirements.

Pacific Thrift focuses on the origination of residential real estate loans to borrowers whose credit histories and/or other factors limit their ability to qualify for lower-rate financing at more credit sensitive financial institutions. Such loans are generally referred to in the lending industry as "sub-prime" or "B"/"C" credit loans. In 1994, Pacific Thrift began to originate loans for the purpose of sale and securitization. Loan production has continued to increase as Pacific Thrift has steadily expanded its geographic lending areas. As of January 31, 1997, Pacific Thrift is authorized to originate loans in nearly every state of the United States. Pacific Thrift believes that it will continue to expand its lending business in states in which it has only recently commenced lending operations, or in those states in which it has not yet commenced lending operations.


The Partnership also owned substantially all of the interests in three subsidiaries engaged in the trust deed foreclosure services and posting and publishing businesses, Consolidated Reconveyance Company ("CRC"), a California limited partnership, Lenders Posting and Publishing Company ("LPPC"), a California limited partnership, and Consolidated Reconveyance Corporation ("CRCWA"), a Washington corporation. The Corporation acquired all of the Partnership's interests in these entities in connection with the Restructuring. Effective December 31, 1996, all of the assets and liabilities of CRC and LPPC and all of the stock of CRCWA were sold (Note 18). This is part of the Company's strategy to concentrate all of its financial and human resources on its primary business of residential lending for sale and securitization.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    GENERAL
      (CONTINUED)

ORGANIZATION (Continued)


The Partnership's general partner, Presidential Management Company, was a California limited partnership. Presidential Management Company's general partner, Presidential Services Corporation, was a California corporation owned by Joel R. Schultz, John A. DeRosa and Constance DeRosa.



The Partnership's limited partners consisted of approximately 2,500 individuals and entities in classes A, B, C, D, and E. The differences between the various classes primarily related to the different offering dates and unit prices as well as profit priorities and percentages. In addition, certain partners elected to reinvest their distributions in Distribution Reinvestment Plan (DRP) Units.


PARTNERSHIP AGREEMENT


The Partnership was governed by the Fifth Amended and Restated Certificate and Agreement of Limited Partnership entered into as of September 1989, as amended by the First Amendment, dated as of May 1993, and the Second Amendment, dated as of January 1, 1994. The First Amendment provided for a special allocation of loss to the general partner and income to the limited partners based on certain capital contributions by the general partner from 1993 through 1996 (the "Capital Plan"). The Second Amendment provided that Pacific Thrift would directly hire its own employees and directly pay its own overhead and that the Partnership would continue to pay the general partner for fees in connection with loans of Pacific Thrift and the Partnership. The agreement and amendments were collectively referred to as the "Partnership Agreement."


In accordance with the Partnership Agreement, the net profits of the Partnership (after deduction of the management fee) were allocated to the partners, based on specified annual percentage rates for each class of partners and the average daily balance of each partner's capital contributions. Net losses were allocated to all partners in proportion to their average daily capital contributions. In addition, there was a special allocation based on the Capital Plan.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    GENERAL
      (CONTINUED)

PARTNERSHIP AGREEMENT (Continued)

The Partnership Agreement provided certain rights to the partners to withdraw the balance in their capital accounts. Such withdrawal rights were restricted by certain percentage limitations and a determination by the general partner that such withdrawal would not impair the capital or operations of the Partnership. Since July 1993, no distributions were made and no withdrawals were permitted.


OPERATING RESULTS AND BUSINESS PLAN

In 1996 the Company had income from continuing operations of $4,813,000 and net income of $4,162,000. In prior years the Company has suffered losses from operations of the Partnership, from 1992 through 1995 and Pacific Thrift from 1992 through 1994. These losses resulted primarily from significant amounts of nonperforming loans, large provisions for loan losses, and relatively high levels of overhead and caused a substantial reduction in the capital of the Company. While that portion of the losses attributable to Pacific Thrift had caused it to become "undercapitalized" and subject to certain regulatory mandates at the end of 1994, Pacific Thrift had net profits of $7,054,000 and $3,155,000 for the years ended December 31, 1996 and 1995 and was classified as "adequately capitalized" as of September 30, 1995.


Management expects that Pacific Thrift will continue to be profitable for 1997 and believes that Pacific Thrift is in total compliance with all regulatory mandates. Management also expects that the Company will be profitable in 1997. In prior years the Company was limited by conditions imposed by the lender under a note payable (Note 7). The note payable to its lender was fully repaid in January 1997.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.    BASIS OF ACCOUNTING

These consolidated financial statements are prepared in accordance with generally accepted accounting principles.


B.    CONSOLIDATION

The consolidated financial statements include the accounts of the Corporation, Pacific Thrift, PacificAmerica Lending, CRC, LPPC and CRC Washington. All significant intercompany balances and transactions have been eliminated. Consolidating information is presented in Schedules I, II, III, IV and V. On December 31, 1996 CRC, LPPC and CRC Washington were sold (Note 18).


C.    EARNINGS PER SHARE

Primary earnings per common share are net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options and warrants. The modified treasury method was used which limits the number of shares of common stock obtainable upon exercise of outstanding options and warrants to 20% of the number of common shares outstanding at the end of the period for which the computation is being made. All options and warrants are assumed to be exercised and proceeds in excess of the funds used to repurchase the above-mentioned 20% of common shares outstanding are applied to reduce debt and any remaining funds invested in U.S. government securities with recognition of any income tax effect.

Fully diluted earnings per common share reflect the maximum dilution that would have resulted from the exercise of stock options and warrants under the modified treasury method.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

C.    EARNINGS PER SHARE (Continued)

Pro forma earnings per common share assumes the Company is taxed for federal and state income tax purposes as a taxable corporation at a 42% effective tax rate and is computed on the basis of weighted average shares of common stock and equivalents using the modified treasury stock method. This pro forma information is provided to show the expected ongoing effect of the Company's change in tax treatment as a result of the Restructuring (Note 1).

Weighted average common shares and equivalents used for the above 1996 computations was 2,293,850.


D.    CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.


E.    LOANS RECEIVABLE

Loans receivable are stated at the principal amount outstanding, less unamortized deferred fees and costs and the allowance for loan losses (ALLL). Loans receivable are primarily secured by first and second trust deeds.

Interest income is accrued as earned and is based on the principal balance outstanding. The Company's policy is to cease accruing interest on loans that are more than two monthly payments past due and for which there appears to be insufficient collateral to support collectibility. In many cases, interest, late fees, and other charges continue to accrue until the time management deems that such amounts are not collectible. When a loan is placed on a nonaccrual status, the Company reverses all accrual income that is uncollected income.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

E.    LOANS RECEIVABLE (Continued)

Nonrefundable loan fees and direct costs associated with the origination of loans are deferred and netted against outstanding loan balances. The net deferred fees and costs are recognized in interest income over the loan term as an adjustment to the yield, using a method that approximates the effective interest (level yield) method.


F.    RECEIVABLE FOR MORTGAGE LOANS SHIPPED

Gain or loss on the sale of mortgage loans is recognized at the date the loans are sold to investors and all title and rights to such loans are legally conveyed to investors pursuant to existing sales agreements.


G.    ALLOWANCE FOR LOAN LOSSES

Loan losses are charged to the ALLL; recoveries are credited to the ALLL. The provision for loan losses charged to expense and added to the ALLL is based upon management's judgment and evaluation of the known and inherent risks in the loan portfolio. Management's judgment takes into consideration such factors as changes in the nature and volume of the portfolio, continuing review of delinquent loans, current economic conditions, risk characteristics of the various categories of loans, and other pertinent factors that may affect the borrower's ability to repay. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.


Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan (as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures). The effect of adopting this new accounting standard was immaterial to the operating results of the Company for the year ended December 31, 1995. Prior financial statements are prohibited from restatement to apply the new accounting standard.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

G.    ALLOWANCE FOR LOAN LOSSES (Continued)

Under the new accounting standard, a loan is considered to be impaired when it is probable that the Company will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. The ALLL related to loans identified as impaired is primarily based on the excess of the loan's current outstanding principal balance over the estimated fair market value of the related collateral. For a loan that is not collateral-dependent, the allowance is recorded at the amount by which the outstanding principal balance exceeds the current best estimate of the future cash flows on the loan discounted at the loan's effective interest rate. Prior to 1995, the ALLL for all loans which would have qualified as impaired under the new accounting standard was primarily based upon the estimated fair market value of the related collateral.


For impaired loans that are on non-accrual status, cash payments received are generally applied to reduce the outstanding principal balance. However, all or a portion of a cash payment received on a non-accrual loan may be recognized as interest income to the extent allowed by the loan contract, assuming management expects to fully collect the remaining principal balance of the loan.

A restructuring of a debt is considered a troubled debt restructuring when the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise grant. Troubled debt restructuring may include changing repayment terms, reducing the stated interest rate and reducing the amounts of principal and/or interest due or significantly extending the maturity date. The restructuring of a loan is intended to recover as much of the Company's investment as possible and to achieve the highest yield possible.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

H.    LOANS HELD FOR SALE

The Company has designated certain of its loans receivable as being held for sale. In determining the level of loans held for sale, the Company considers the extent to which loans will be required to be sold in response to liquidity needs, asset/liability management requirements, and other factors.

Loans held for sale are recorded at the lower of cost or market value. Any unrealized losses are recorded as a reduction in income. Realized gains and losses from the sale of loans receivable are based on the specific identification method.


I.    LOAN SALES REVENUE RECOGNITION

The Company principally derives its revenue from sales premium and excess loan yield gains. Loans originated through the Company's retail and wholesale network are funded by the Company for sale in the secondary market. Gains on the sale of mortgage loans are recognized at the date the loans are sold to investors and all title and rights to such loans are legally conveyed to investors pursuant to existing sales agreements. Loans are generally sold on a servicing-released basis.


An excess loan yield gain is recorded to account for the yield retained by the Company and is determined by the Company taking into account several factors including industry practices. The net present value of the yield retained by the Company (based on certain prepayment and other assumptions to determine an expected life of the loan) is recorded as an excess yield gain when the loan is sold. The excess yield gain included in the Statements of Operations includes these amounts reduced by direct transaction costs. The excess yield receivable included in the Balance Sheets results from the recording of such initial gains on an aggregate basis adjusted for amortization.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

I.    LOAN SALES REVENUE RECOGNITION (Continued)

As the Company receives cash in the form of the excess yield it retains, the excess yield receivable will be reduced in proportion to and over the expected lives of the related loans giving effect to the prepayment assumption utilized in its determination. On a quarterly basis, the Company will review its prepayment and other assumptions in relation to its actual experience and current rates of prepayment prevalent in the industry. The excess yield receivable will be written down if a short-fall in the net present value of the estimated remaining future excess yield becomes apparent. The excess yield receivable will not be increased as a result of slower than estimated prepayment experience.

The premium earned from whole loans originated and subsequently sold at par plus an upfront premium, with no further rights to any excess yield, are reported as premium under gain on sale of loans in the Statements of Operations.


J.    MORTGAGE SERVICING RIGHTS


In 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." SFAS No. 122 requires the Corporation to capitalize mortgage servicing rights on originated mortgage loans when the loans are originated to be sold or securitized and servicing is retained. When a mortgage loan is originated to be sold with servicing retained, the total cost of the loan is allocated to the mortgage servicing right and the loan based on their relative fair values. Under SFAS No. 122, capitalized servicing rights are assessed for impairment based on the fair value of those rights. In addition, capitalized mortgage servicing rights must be stratified based on one or more predominant risk characteristics of the underlying loans and impairment is recognized through a valuation allowance for each impaired stratum.

The effect of the adoption of SFAS No. 122 was not material to the Company, primarily because the Company sells substantially all of its loans on a servicing released basis.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

K.    TRANSFERS AND SERVICING OF FINANCIAL ASSETS

In 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and
Extinguishment of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. SFAS No. 125 applies to transactions occurring after December 31, 1996.

The adoption of SFAS No. 125 is not expected to have a material impact on the Company's financial condition or results of operations.


L.    IMPAIRMENT OF LONG-LIVED ASSETS

In 1996, the Company adopted SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which addresses accounting for impairment of long-lived assets, including certain identifiable intangibles, and goodwill related to those assets. SFAS No. 121 requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The adoption of SFAS No. 121 did not have a material impact on the Company's financial condition or results of operations.


M.    EXCESS YIELD RECEIVABLE


Excess yield receivable represents the excess of the estimated present value of net amounts to be received over normal servicing fees for loan sales for which the Company continues to service the loans. Excess yield receivable also represents the estimated present value of the excess interest income to be received over the yield acquired by the investor for loan sales for which the Company does not continue to service the loans. The receivable is amortized to operations based on a method which approximates the effective interest method.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

N.    OTHER REAL ESTATE

Other real estate is comprised of formally foreclosed property to which the Company does not have legal title. These assets are recorded at the lower of the net investment in the loan or the fair value of the property less selling costs. At the time of foreclosure, any excess of the net investment in the loan over its fair value is charged to the allowance for loan losses. Any subsequent declines in value are charged to operations. Prior to 1995, loans were classified as in-substance foreclosures when they exhibited characteristics more closely associated with the risk of real estate ownership than with loans. Collateral that has been classified as an in-substance foreclosure was reported in the same manner as collateral that has been formally foreclosed. Effective January 1, 1995, with the adoption date of SFAS No. 114, the category of loan classified as in-substance foreclosures was eliminated resulting in such loans being reflected as loan receivable rather than as foreclosed real estate.


O.    PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, less accumulated depreciation. Depreciation of property and equipment is based on the asset's estimated useful life, ranging from two to eight years, and is computed using the straight-line method. Expenditures that improve or extend the service lives of assets are capitalized. Repairs and maintenance are charged to expense as incurred.


P.    GOODWILL

Goodwill represented the excess of the total purchase price (consisting of the initial consideration and subsequent consideration) of CRC and LPPC over the fair value of purchased net assets. Goodwill was amortized using the straight-line method over approximately 20 years. The Company sold CRC and LPPC in 1996 and wrote off the remaining goodwill which is included in loss from discontinued operations in the Consolidated Statement of Operations (Note 18).

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

Q.    INCOME TAXES


The Company follows the "asset and liability" method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between the financial statement carrying amount and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. All tax benefits are recorded and then reduced by a valuation allowance when it is more likely than not that the benefit is not fully realizable.


Partnerships are generally not subject to income taxes, accordingly, the Partnership income or loss was reported in the individual partners' tax returns. However, Pacific Thrift, the Partnership's wholly owned corporate subsidiary, has always been subject to federal income and state franchise taxes. Since completion of the Restructuring (Note 1) the Company is also subject to federal and state income taxes.



R.    FAIR VALUE OF FINANCIAL INSTRUMENTS


Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107), requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments. The estimated fair values of financial instruments are disclosed as of December 31, 1996. SFAS No. 107 defines fair value as the amount which the instrument could be exchanged for in a current transaction between willing parties, other than in a forced sale or liquidation. Where possible, the Company has utilized quoted market prices to estimate fair value. Since quoted market prices were not available for a significant portion of the financial instruments, the fair values were approximated using discounted cash flow techniques.


Fair value estimates are made at a specific point in time, based on judgments regarding future expected loss experience, current economic conditions, risk conditions, risk characteristics of various financial instruments and other factors. These estimates do not reflect any premium

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

R.    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.


Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.


The following presents the carrying value and estimated fair value of the various classes of financial instruments held by the Company at December 31, 1996. This information is presented solely for compliance with SFAS No. 107 and is subject to change over time based on a variety of factors. Because no market exists for a significant portion of the financial instruments presented below and the inherent imprecision involved in the estimation process, management does not believe the information presented reflects the amounts that would be received if the Company's assets and liabilities were sold.

                                               December 31, 1996
                                        ----------------------------------
                                         Carrying             Estimated
                                           Value              Fair Value
---------------------------------------------------------------------------
ASSETS
Cash and cash equivalents               $ 8,640,000            $ 8,640,000

Loans receivable                         35,979,000             35,859,000
Allowance for loan losses                (2,464,000)            (2,464,000)
---------------------------------------------------------------------------

      Total loans                        33,515,000             33,395,000
---------------------------------------------------------------------------

Loans held for sale                      18,148,000             18,984,000
Excess yield receivable                  11,698,000             11,698,000

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

R.    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                                               December 31, 1996
                                         ----------------------------------
                                          Carrying              Estimated
                                           Value                Fair Value
---------------------------------------------------------------------------
LIABILITIES
Installment certificates                 24,659,000             24,659,000
Fully-paid certificates                  56,343,000             56,215,000
Notes payable                             3,290,000              3,290,000
Mortgage notes payable                    1,557,000              1,557,000


Cash, Short Term-Investments, Trade Receivables, and Trade Payables

The carrying amount approximates fair value because of the short maturity of these instruments.

Loans

Fair values were estimated for portfolios of loans with similar financial characteristics. Loans were segregated by type such as commercial real estate, residential mortgage, and other consumer. Each loan category was further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.


The fair value for performing fixed rate commercial real estate loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. The fair values for performing commercial real estate loans indexed to a market lending rate with normal credit risk were assumed to approximate their carrying value. For residential mortgage loans, fair value was estimated by using quoted market prices for loans with similar credit and interest rate risk characteristics.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

R.    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Loans (Continued)

Fair value for significant nonperforming loans was based on recent external appraisals or broker price opinions adjusted for anticipated credit loss risk, estimated time for resolution, and other related resolution costs. If appraisals or recent broker price opinions are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.


Loans Held for Sale

The fair values were estimated by using current institutional purchaser yield requirements.


Excess Yield Receivable

The fair value was determined by using estimated discounted future cash flows taking into consideration current prepayment rates and default experience. The carrying amount is considered to be a reasonable estimate of fair market value.


Thrift Certificates Payable

Under SFAS 107, the fair value of deposits with no stated maturity, such as savings and money market accounts, is equal to the amount payable on demand as of December 31, 1996. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

R.    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Thrift Certificates Payable (Continued)

                                                  At December 31, 1996
                                                  --------------------
                                               Carrying          Estimated
                                               Value             Fair Value
=============================================================================

 Installment certificates                       $24,659,000       $24,659,000
=============================================================================
 Fully-paid certificates:
      Maturing in six months or less             34,196,000        34,129,000
  Maturing between six months
      and one year                               22,147,000        22,086,000
   Maturing between one and
      three years                                         -                 -
-----------------------------------------------------------------------------

 Total fully-paid certificates                  $56,343,000       $56,215,000
=============================================================================

Notes Payable and Mortgage Notes Payable


The fair values for long-term debt are based on quoted market prices where available. If quoted market prices are not available, fair values are estimated using discounted cash flow analyses based on the Company's borrowing rates at December 31, 1996 for comparable types of borrowing arrangements.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

R.    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The remaining assets and liabilities of the Company are not considered financial instruments and have not been valued differently than is customary under historical cost accounting. Since assets and liabilities that are not financial instruments are excluded, the difference between total financial assets and financial liabilities does not, nor is it intended to, represent the market value of the Company. Furthermore, the estimated fair value information may not be comparable between financial institutions due to the wide range of valuation techniques permitted, and assumptions necessitated, in the absence of an available trading market.


S.    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


T.    STOCK-BASED COMPENSATION

In 1996, the Company adopted for footnote disclosure purposes only, SFAS No. 123, "Accounting for Stock-Based Compensation," which requires that companies measure the cost of stock-based employee compensation at the grant date based on the value of the award and recognize this cost over the service period. The value of the stock-based award is determined using the intrinsic value method whereby compensation cost is the excess of the quoted market prices of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


U.    RECLASSIFICATIONS

Certain reclassifications of balances from prior years have been made to conform to the current year's reporting format.

3.    LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

LOANS RECEIVABLE

Loans receivable at December 31, 1996 and December 31, 1995 are summarized as follows:

December 31,                                          1996                 1995
===============================================================================
Real estate loans                             $ 61,487,000         $ 82,815,000
Participations sold                            (24,914,000)         (33,792,000)
-------------------------------------------------------------------------------


Total real estate loans - net                 $ 36,573,000         $ 49,023,000
===============================================================================


Loans receivable held for
      investment                              $ 36,573,000         $ 49,023,000
Net deferred loan fees and costs                  (594,000)            (886,000)
Allowance for loan losses                       (2,464,000)          (4,229,000)
-------------------------------------------------------------------------------

                                              $ 33,515,000         $ 43,908,000
===============================================================================

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The components of the loan portfolio at December 31, 1996 and December 31, 1995 were as follows:

December 31,                                            1996                1995
================================================================================
One-to-four family residential                   $14,479,000         $14,672,000
Five-or-more family residential                    9,308,000          10,347,000
Home improvement                                   1,322,000           1,743,000
Commercial                                        10,732,000          20,387,000
Land and other                                       732,000           1,874,000
--------------------------------------------------------------------------------

                                                 $36,573,000         $49,023,000
================================================================================


During 1996 and 1995, the Company sold, without recourse to the Company, approximately $26,176,000 and $13,371,000 of portfolio mortgage loans.


SIGNIFICANT CONCENTRATIONS OF RISK

The Company made portfolio mortgage loans primarily secured by first or second trust deeds on Southern California real estate. The loans are secured by single-family residential and other types of real estate and collateralized by the equity in the borrowers' real estate. Prior to the fourth quarter of 1993, these borrowers generally had a credit standing such that the Company relied heavily on the value of the underlying collateral in its lending practices. In the fourth quarter of 1993, however, the Company began implementing a revised policy to place more emphasis on the creditworthiness of the borrower. Loans are expected to be repaid either by cash from the borrower at maturity or by borrower refinancing. In the fourth quarter of 1996 the Company stopped portfolio lending in order to concentrate its financial and human resources on its primary business of residential lending for sale and securitization.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                            Years ended December 31,
                              --------------------------------------------------
                                     1996               1995               1994
===============================================================================

Balances at beginning         $ 4,229,000        $ 4,307,000        $ 3,123,000
Provision charged
      to expense                1,151,000          3,289,000          6,096,000
Loan charge-offs               (2,916,000)        (3,367,000)        (4,912,000)
-------------------------------------------------------------------------------


Balance at end                $ 2,464,000        $ 4,229,000        $ 4,307,000
===============================================================================

At December 31, 1996 and 1995, loans with more than two monthly payments past due and on nonaccrual status totaled $2,649,000 and $1,128,000. If interest on these loans had been accrued, interest income would have increased by approximately $235,000 and $151,000 in 1996 and 1995. At December 31, 1996 and 1995, loans with more than two monthly payments past due and on accrual status totaled $1,722,000 and $1,508,000. Interest income recognized on these loans totaled approximately $95,000 and $130,000 in 1996 and 1995.

The following information relates to the Company's impaired loans which includes troubled debt restructuring that meet the definition of impaired loans as of and for the year ended December 31, 1996:


December 31,                                                                1996
================================================================================
Impaired loans with a specific allowance                              $1,648,000
Impaired loans with no specific allowance                                617,000
--------------------------------------------------------------------------------

Total impaired loans                                                  $2,265,000

Total allowance related to impaired loans                             $  229,000
Average balance of impaired loans for the period                      $2,951,000
Interest income on impaired loans for the period
      recorded on a cash basis                                        $  307,000

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)


PLEDGING OF COMPANY LOANS RECEIVABLE

In connection with a bank loan, the Partnership had pledged all of its loans receivable as security to its lender. The lender was fully repaid in January 1997 (Note 7).

LOANS HELD FOR SALE

Loans held for sale at December 31, 1996 and 1995 are summarized as follows:

December 31,                                    1996                        1995
================================================================================

Real estate loans                      $  18,148,000           $      12,577,000
================================================================================

In December 1993, management developed a loan securitization program under which the Corporation or Pacific Thrift could sell certain loans receivable to a primary buyer (the Purchaser). The securitization agreements provided that the Corporation or Pacific Thrift would offer to sell all newly originated qualifying loans, up to $75,000,000, to the Purchaser through June 1995.


Pacific Thrift had sold $75 million of loans under that agreement as of May 26, 1995. All loans sold by Pacific Thrift were included in pools of loans securitized by the Purchaser, who also acts as loan servicer for each of the pools. All loans were sold nonrecourse except for the obligation to repurchase any loan which did not meet certain customary representations and warranties or to repurchase loans adversely affected by any breach of general representations and warranties. Except for an initial sale of approximately $3.9 million in loans, all loans sold by Pacific Thrift to the Purchaser were sold for a premium above face value. Pacific Thrift received a servicing released fee payable quarterly on the principal amount

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

LOANS HELD FOR SALE (Continued)

of each loan sold from September 19, 1994 to January 1995. Effective February 1, 1995, the servicing released fee was increased on the principal amount of each loan sold, including the loans sold from September 1994 to May 26, 1995, until each loan is paid off. Pacific Thrift retains an interest in the net spread (i.e. all interest and fees paid on the loans less servicing and other costs) in the $3.9 million of loans sold to Purchaser in December 1993, which management estimates will represent an additional return of approximately 3.3% on the principal amount of the $3.9 million of loans sold.

Pacific Thrift entered into a new agreement with the Purchaser effective June 21, 1995, pursuant to which it agreed to continue selling pre-approved residential loans to the Purchaser. The new agreement provided for Pacific Thrift to receive a higher premium on the face amount of each loan sold which met preset interest rate requirements upon date of sale. An additional premium was paid for all loans sold during any quarter if at least $22.5 million of loans were sold during that quarter. The premium for all loans sold in excess of $25 million per calendar quarter was further increased. In addition, Pacific Thrift received a servicing released fee on the principal amount of each loan sold, payable on a quarterly basis, until the loan is paid off. At January 1, 1996, the Agreement was revised to eliminate, for all new loans sold, the servicing released fee and replace it with a higher premium on sale.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

LOANS HELD FOR SALE (Continued)

On October 31, 1996, the Company entered into a new agreement with the Purchaser. For all loans sold after September 30, 1996, the Company sells these loans to the Purchaser and receives par value; interest payments less a servicing fee and warehousing fee from the date of sale until the loans are securitized; certain premium and/or advance payments upon securitization; and further future payments based on the excess yield on the loans sold. On December 16, 1996, the Company entered into a similar agreement with a Second Purchaser of loans effective for all loans sold after November 30, 1996.


To the extent that the Company or one of its subsidiaries originates loans for sale, it bears an interest rate risk between the loan approval date and the date that each loan is securitized. In addition, because subprime residential loans have a higher interest rate spread than prime residential loans, fluctuations in rates which may occur during the period prior to securitization could reduce the excess spread anticipated to be retained by the Company upon securitization, but would not generally be sufficiently large to eliminate the excess spread entirely. Loans which are held for sale during the period prior to sale are accounted for at the lower of cost or market value of such loans.

During 1996, the Company sold an aggregate of $277 million of pre-approved securitizable loans to the Purchaser, and $61 million of pre-approved securitizable loans to the Second Purchaser.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

LOANS HELD FOR SALE (Continued)

Prior to March 31, 1993, Pacific Thrift originated Title I home improvement loans that were 90% insured by the Federal Housing Administration, provided that the total amount of claims did not exceed 10% of the amount of all Title I loans. During 1995, Pacific Thrift sold $1,126,000 of these loans and recorded no losses. As of March 31, 1993, Pacific Thrift discontinued the origination and sale of Title I and other similar loans.


In August 1995 Pacific Thrift resumed a Title I Loan origination program, in which Pacific Thrift acts exclusively as a correspondent lender for one or more larger mortgage lenders who securitize Title I Loans. These loans were then sold without recourse.


During 1995, Pacific Thrift sold $1,126,000 of seasoned home improvement loans originated prior to March 1993 at par value and $850,000 in new Title I loans at a premium.

4.    OTHER REAL ESTATE

Other real estate consisted of the following at December 31, 1996 and 1995:

December 31,                                        1996                   1995
===============================================================================
Foreclosed real estate                       $ 6,570,000            $ 5,590,000
Allowance for losses on
      other real estate                       (2,285,000)            (2,434,000)
-------------------------------------------------------------------------------

                                             $ 4,285,000            $ 3,156,000
===============================================================================

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    OTHER REAL ESTATE (CONTINUED)

Changes in the allowance for losses on other real estate for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                Years ended December 31,
                                   ---------------------------------------------
                                          1996              1995            1994
================================================================================
Balance at beginning                $2,434,000        $  402,000       $ 783,000
Provisions for losses                  337,000         1,188,000         202,000
Net (charge-offs) recoveries          (486,000)          844,000        (583,000)
--------------------------------------------------------------------------------
Balance at end                      $2,285,000        $2,434,000       $ 402,000
================================================================================


Operations of other real estate for the years ended December 31, 1996, 1995 and 1994 consisted of the following:

                                             Years ended December 31,
                              -------------------------------------------------
                                     1996               1995               1994
================================================================================
Provision for losses            $ 337,000         $1,188,000        $   202,000
Net (gain) on sales              (224,000)          (469,000)          (625,000)
Other expenses                    568,000            493,000          1,155,000
-------------------------------------------------------------------------------


                                $ 681,000         $1,212,000        $   732,000
================================================================================


Upon foreclosure of a junior lien, the Company takes title to the real estate, subject to existing senior liens. These mortgage notes payable totaled $1,557,000 and $611,000 at December 31, 1996 and 1995.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 1996 and 1995:

December 31,                                          1996                 1995
===============================================================================
Computer and office equipment                  $ 2,157,000          $ 1,211,000
Furniture and fixtures                             897,000              745,000
Leasehold improvements                             621,000              519,000
-------------------------------------------------------------------------------

                                                 3,675,000            2,475,000
Accumulated depreciation and
      amortization                              (1,315,000)          (1,077,000)
-------------------------------------------------------------------------------

                                               $ 2,360,000          $ 1,398,000
===============================================================================

6.    THRIFT CERTIFICATES PAYABLE

Thrift certificates are comprised of full-paid certificates and installment certificates. The approximate weighted average interest rate of full-paid and installment certificate accounts at December 31, 1996 was 5.89% and 5.06%, respectively. The interest payable on the thrift certificates totaled $185,000 and $103,000 at December 31, 1996 and 1995.


At December 31, 1996 and 1995, full-paid thrift certificates consisted of the following:

December 31,                                 1996                     1995
============================================================================
Certificates greater than
      $100,000                        $        --              $        --

Certificates less than
      $100,000                         56,343,000               35,881,000
----------------------------------------------------------------------------

                                      $56,343,000              $35,881,000
============================================================================

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.    THRIFT CERTIFICATES PAYABLE (CONTINUED)

At December 31, 1996, scheduled maturities of full-paid thrift certificates were as follows:

                                                                       Amount
================================================================================
Less than 3 months                                                   $14,451,000
3 to 6 months                                                         19,745,000
6 to 12 months                                                        22,147,000
1 to 5 years                                                                  --
--------------------------------------------------------------------------------

                                                                     $56,343,000
================================================================================

7.    NOTES PAYABLE

Notes payable consisted of the following at December 31, 1996 and 1995:

                                                         1996               1995
================================================================================
      Bank loan, repaid January 1997 (a)           $  745,000         $6,771,000


      Excess yield advance (b)                      2,545,000                 --
--------------------------------------------------------------------------------

                                                   $3,290,000         $6,771,000
================================================================================


(a) As of December 31, 1995, the Partnership was in compliance with all paydown requirements under a September 1994 amended and restated loan agreement with its bank lender, but certain technical conditions relating to expenses had not been met. The Bank agreed to waive this technical violation of the loan agreement in February, 1996. The loan interest rate was prime plus 1.5%, which was 9.75% at December 31, 1996.



(b) The excess yield advance of $2,545,000 was received in December 1996 from the Purchaser (Note 4) of loans sold under which an excess yield is retained by the Company. As part of the agreement an advance of 4.75% of the par value of loans sold was made by the Purchaser when the loans were securitized. The advance is reduced by any monthly payments to be made against the excess yield receivable until the advance is fully repaid. The advance bears an annual interest rate of LIBOR plus 2.5%.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    INCOME TAXES

The Partnership was not subject to income taxes. However, the Partnership was still required to file partnership returns in order to report its income or loss in total as well as the distributable share of income or loss of each of the partners. These partnership returns, as all tax returns, are potentially subject to examination by the taxing authorities.


The cumulative differences between the total capital of the Partnership for financial reporting purposes and the total capital reported for federal income tax purposes at December 31, 1995 are summarized as follows:

December 31,                                                                1995
================================================================================
Total partners' capital for financial
      reporting purposes                                             $ 8,780,000

Investment in Pacific Thrift, syndication costs,
      bad debt and real estate reserves, and various
      other differences                                               14,030,000
--------------------------------------------------------------------------------


Total partners' capital for federal income
      tax purposes                                                   $22,810,000
================================================================================


Subsequent to the restructuring (Note 1) the Corporation became subject to federal income and California franchise taxes. Pacific Thrift, the major operating subsidiary, was always subject to income taxes because it has been a taxable corporation from its inception. Significant components of the provision for income taxes (benefits) from continuing operations included in the consolidated statements of operations are as follows:

                                     1996                  1995             1994
================================================================================
Current                       $   727,000           $        --           $1,000
Deferred                          931,000            (1,223,000)              --
--------------------------------------------------------------------------------

                              $ 1,658,000           $(1,223,000)          $1,000
================================================================================

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

December 31,                                                 1996             1995
==================================================================================
Deferred tax assets
      Net operating loss carryforward                  $2,547,000       $1,361,000
      Loan loss reserves                                  488,000          179,000
      State tax deduction                                 435,000               --
      Capital loss carryforward                           402,000               --
      Reserve for other real estate owned                 370,000          365,000
      Reserve for delinquent interest                     334,000          233,000
      Loans held for sale                                 253,000          220,000
      Alternate minimum tax credit
          carryforward                                    214,000               --
      Organization costs                                  159,000               --
      Deferred rent                                       137,000          106,000
      Depreciation                                         40,000               --
      Other                                                18,000            5,000
----------------------------------------------------------------------------------

Total gross deferred tax assets                         5,397,000        2,469,000

Less valuation allowance                                  402,000          857,000
----------------------------------------------------------------------------------

Total net deferred tax assets                          $4,995,000       $1,612,000
==================================================================================

December 31,                                              1996              1995
================================================================================
Deferred tax liabilities
      Excess yield on loan sales                    $4,157,000          $128,000
      Deferred loan costs                              415,000           225,000
      Depreciation                                     127,000            34,000
--------------------------------------------------------------------------------

Total deferred tax liabilities                      $4,699,000          $387,000
================================================================================

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.      INCOME TAXES (CONTINUED)

Included in the deferred tax asset at December 31, 1996 is a capital loss carryforward of $402,000 which is fully reserved for (Note 18). During 1996 the beginning of year valuation allowance of $857,000 was reversed. On June 27, 1996 when the Company went from a non-taxable entity to a taxable entity a valuation allowance of $1,207,000 was recorded against the resulting deferred tax asset of $1,207,000 as management felt it was more likely than not the asset was not realizable at that time. In the fourth quarter of 1996, this valuation allowance of $1,207,000 was reversed because of new contracts entered into with the Purchaser in October 1996 and the Second Purchaser in December 1996 (Note 4). As a result of these contracts management expects sufficient revenue will be generated in the future to use these future temporary deductible differences.


At December 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $6,298,000 that are available to offset future federal taxable income. These federal net operating losses expire in the years 2009 through 2010. Pacific Thrift has net operating loss carryforwards for California franchise tax purposes of approximately $3,144,000. These California carryforwards expire in the year 2001. Should there occur a 50% ownership change of the Company as defined under Section 382 of the Internal Revenue Code of 1986, the Company's ability to use the net operating losses would be restricted to a prescribed annual amount.



The following summarizes the difference between the 1996, 1995 and 1994 provision for income taxes (benefit) from continuing operations and the federal statutory tax rate:

                                                   1996        1995        1994
================================================================================
Federal statutory tax rate                          34%         34%        (34)%
Nonrecognition of net operating
  loss carryforward                                 --          --          34
Utilization of net operating loss                   --          34          --
Reversal of valuation allowance                     19         (32)         --
Loss of benefit of former partnership
  losses                                            11          --          --
--------------------------------------------------------------------------------

Effective tax rate (benefit)                        26%        (32)%         0%
================================================================================

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.    ANNUAL MANAGEMENT FEE

The general partner received an annual management fee based on the proportion that net profits, before the effects of the management fee, bear to the total capital contributions as defined in the Partnership Agreement.


The Partnership Agreement permitted the general partner to calculate the management fee based on annual net income that included loan origination fees generated. During 1995 and 1994, there was no management fee because the Partnership incurred net losses in excess of loan origination fees generated. In 1996 a management fee of $174,000 was paid.


During 1993, the general partner received payments of $441,000 on the anticipated annual management fees. Since the general partner ultimately did not earn such fees, the general partner agreed to repay these amounts to the Partnership under a promissory note. No interest was paid or accrued for 1993. However, quarterly principal payments of approximately $110,000 commenced in December 1994 and interest at prime plus 1% was accrued from January 1994 through June 27, 1996 (Note 10). This note was fully repaid in June 1996 in connection with the Restructuring.


10.   RELATED PARTIES AND AFFILIATES

Accounts receivable from the general partner consisted of the following at December 31, 1995:


December 31,                                                                1995
================================================================================
Unearned annual management fees                                         $220,000
Amounts due for salaries, rent and overhead                              127,000
--------------------------------------------------------------------------------


                                                                        $347,000
================================================================================

Accounts payable to the general partner consisted of the following at December 31, 1995:


December 31,                                                                1995
================================================================================
Base fee and loan servicing fees                                        $203,000
Contingent consideration in connection with the
      purchase of CRC and LPPC                                            78,000
--------------------------------------------------------------------------------

                                                                        $281,000
================================================================================


All amounts owed to the general partner by the Partnership and all amounts owed by the general partner to the Partnership were paid in 1996.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   RELATED PARTIES AND AFFILIATES (CONTINUED)

The Partnership had various related party transactions with the following entities:

- PRESIDENTIAL MANAGEMENT COMPANY - Prior to the Restructuring (Note 1) the former general partner of the Partnership received specified fees for serviced performed and reimbursements of certain expenses. Under the Partnership Agreement, the general partner received a base fee of up to 35% of the loan origination fees paid by borrowers to the Partnership or Pacific Thrift. The base fee was 35% of loan origination fees for the Company in 1995 and 35% in 1994. The general partner also received a loan servicing fee of 3/8 of 1% per annum on loans with terms over three years.

      Amounts charged by the former general partner for services performed and overhead-related expenses for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                Years ended December 31,
                                    --------------------------------------------
                                        1996               1995             1994
--------------------------------------------------------------------------------
Base fee                            $834,000         $  767,000         $589,000
Loan servicing fee                   125,000            245,000          216,000
--------------------------------------------------------------------------------

Total fees                          $959,000         $1,012,000         $805,000
--------------------------------------------------------------------------------

Salaries and overhead
   reimbursements                   $100,000         $   82,000         $ 90,000
--------------------------------------------------------------------------------


      Under a capital plan adopted by the general partner in 1993, the general partner agreed to contribute, over a three-year period, additional capital up to $1,730,000 if the Company generated certain levels of loan origination fees. Pursuant to the agreement, the general partner contributed $266,000 of the $1,730,000 in late 1993 and early 1994, but did not contribute any additional amounts based on continued operating losses and the level of loan origination fees. The capital plan was dissolved as a result of the restructuring (Note 1).

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   RELATED PARTIES AND AFFILIATES (CONTINUED)

      In connection with an amendment to the loan agreement with the Partnership's bank lender (Note 7), in 1992 the general partner loaned the Partnership $600,000 in subordinated debt, with interest at the prime rate and only repayable upon consent by the lender or at such time as the Partnership repaid all of its outstanding indebtedness to the lender. The general partner was repaid in 1996.

      Effective January 1, 1994, in order for Pacific Thrift to comply with a section of a regulatory agreement covering payments to affiliates, Pacific Thrift commenced directly employing personnel for loan origination, processing, and servicing. In addition, Pacific Thrift revised its policies for payment of rent and other overhead expenses. As a result, Pacific Thrift terminated reimbursements to the Partnership and general partner for such services and expenses. However, the Partnership continued to pay the general partner for base fees and loan servicing fees of Pacific Thrift in accordance with the Partnership Agreement.

      During 1994, Pacific Thrift paid and allocated certain salaries and overhead for the Partnership, CRC, and general partner totaling $495,000, $220,000 and $356,000, and was reimbursed on a monthly basis.


      During 1995, Pacific Thrift paid and allocated certain salaries and overhead for the Partnership, CRC, LPPC and the general partner totaling $386,000, $251,000, $8,000 and $597,000, and was reimbursed on a monthly basis.

      During 1996, Pacific Thrift paid and allocated certain salaries and overhead for the Partnership, Corporation, PAL, CRC, LPPC and the general partner totaling $159,000, $753,000, $212,000, $6,000 and $174,000 and was
      reimbursed on a monthly basis.


      The Partnership incurred salary and employee-related expenses for individuals who perform services for the Partnership and Pacific Thrift and did not own more than a 1% interest in the general partner. The Partnership also incurred these expenses for all individuals who perform

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   RELATED PARTIES AND AFFILIATES (CONTINUED)

      services for CRC and LPPC, regardless of their ownership interest in the general partner. The general partner, however, incurred salary and employee-related expenses for three managing officers who performed services for the Partnership and Pacific Thrift and owned more than a 1% interest in the general partner.

- CONSOLIDATED RECONVEYANCE COMPANY - (CRC) served as a trustee on all trust deeds obtained by the Partnership or Pacific Thrift as security for portfolio loans. Fees paid to CRC were paid by the borrowers. On December 31, 1996 CRC was sold (Note 18).


- OTHER - Prior to the Restructuring a managing officer of the Partnership and stockholder provided legal services in connection with the loan accounts of the Partnership and Pacific Thrift, for which he received $100 from the fees paid by each borrower for legal services related to each loan origination. Total fees of $212,000, $175,000 and $62,000 were paid by the Partnership to the managing officer for the years ended December 31, 1996, 1995 and 1994.


      A partner with a law firm that provides legal services to the Company is a stockholder of the Company and formerly a partner of the Partnership. Total fees for the services provided to the Company by the law firm were approximately $424,000, $689,000 and $716,000 for the years ended December 31, 1996, 1995 and 1994.


      A former member of the Board of Directors of Pacific Thrift was paid hourly and contingent fees for services related to the sale of loans under the loan securitization agreement entered into in December 1993. Total fees for the services provided by the board member were $165,000 and $111,000 for the years ended December 31, 1995 and 1994.



      Former officers of the Company have loans payable to the Company, secured by real estate, totaling approximately $74,000 and $269,000 as of December 31, 1996 and 1995. These loans are included in loans receivable.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   RELATED PARTIES AND AFFILIATES (CONTINUED)

      Thrift certificates purchased by members of management totaled approximately $174,000 and $63,000 at December 31, 1996 and 1995, on terms slightly more favorable than the terms for unrelated parties. Interest expense on these certificates totaled approximately $8,000 and $2,000 for the years ended December 31, 1996 and 1995.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   RELATED PARTIES AND AFFILIATES (CONTINUED)

      During 1996 and 1995, the Company paid to Pacific Thrift a loan servicing fee at the rate of 1.5% of the outstanding balances of its loans and other real estate. Such fees totaled $199,000 and $351,000 in 1996 and 1995 and were eliminated in the consolidation.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.   PURCHASE OF CRC AND LPPC

Effective, July 1, 1990, the Partnership purchased 100% of the limited partnership interests in CRC and LPPC from the general partner for their combined estimated fair market value of $908,000 as determined by an independent appraiser. CRC served as trustee on all trust deeds obtained as security for portfolio loans originated or purchased by the Partnership or Pacific Thrift, as well as trust deeds for many unaffiliated lenders. LPPC published information regarding sales of foreclosed properties. The transaction was treated as a purchase and resulted in goodwill of approximately $651,000.



The Partnership also agreed to pay the general partner an additional amount (contingent consideration) annually for five years beginning January 1, 1991. The contingent consideration, based on an amended agreement, was calculated as 50% of the total annual net profits earned by CRC and LPPC in excess of a base profit amount of $465,000. The contingent consideration totaled $172,000 and $224,000 for the years ended December 31, 1995 and 1994, and was treated as an addition to goodwill. Accumulated amortization relating to the goodwill totaled $400,000 and $253,000 at December 31, 1995 and 1994. On December 31, 1996 the
Company sold its interests in CRC and LPPC (Note 18).

12.   LITIGATION AND UNASSERTED CLAIMS

Although they were never been served, the Partnership and its Chief Executive Officer (CEO) received a complaint in October 1993 that named them as defendants, along with four other unaffiliated defendants. The complaint contained allegations of securities fraud and breach of fiduciary duty in connection with companies affiliated with Alexander Spitzer (who, until approximately twelve years ago but not thereafter, was an affiliate of the Partnership and CEO). The complaint was filed by two long-time business associates of Spitzer, including one individual who was a general partner of a Spitzer-affiliated entity and one individual who owned another Spitzer-affiliated entity.

The complaint charges all defendants with participation in securities fraud in connection with the sale of securities of the Spitzer entities (although there are no allegations that either the Partnership or CEO participated in the sale of such securities) and charges the Partnership and CEO with aiding and abetting other defendants in a violation of their fiduciary duties to the Spitzer-affiliated entities. The primary facts alleged against the Partnership and CEO are alleged to have occurred in 1984. The Partnership and CEO denied the merits of all allegations stated against them in the complaint.

Counsel for both the Partnership and CEO, in a letter dated October 20, 1993, advised counsel for the plaintiffs that the complaint appeared to state no claim on the merits against the Partnership or CEO and that no claims could be stated because of statute of limitations problems. The only response of plaintiffs' counsel, by letter dated November 16, 1993, was to notify all defendants that they had an open extension of time to answer.

An earlier class action involving Spitzer-affiliated entities was filed in March 1990 by investors and certain lenders in the bankrupt Spitzer-affiliated entities. Although the Partnership and CEO are discussed in the complaint, neither the Partnership nor CEO has ever been named as a defendant in that class action.

The allegations involving the Partnership and CEO in both complaints concern the May 1984 sales of the general partnership interests in the Partnership (which were owned at that time by entities owned by the CEO and a relative of Spitzer) and of the stock of a former affiliated thrift and loan company to a large, unaffiliated mortgage banking group headquartered in the state of New York (the Buyer). The complaints allege that, in connection with the sales to the Buyer, the CEO and Spitzer agreed for the former affiliated thrift and loan company to sell certain allegedly poor-quality loans to other Spitzer-affiliated entities. The complaints further allege that Spitzer and his affiliates engaged in a continuing scheme, both before and after the sales to the Buyer, to lend money and sell real estate to nominees (which did not include the Partnership or CEO), who assertedly purchased the real estate at inflated prices and were guaranteed against loss.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.   LITIGATION AND UNASSERTED CLAIMS (CONTINUED)

Although not mentioned in either of the two complaints, but based on hearsay contained in a document prepared in 1985, Spitzer allegedly stated that in 1984 the CEO reimbursed Spitzer for the CEO's share of funding such guarantees involving one Spitzer-affiliated entity in 1982 through 1984. The CEO acknowledges that he made payments to Spitzer but has stated that they were for proper purposes.

Neither the Partnership nor CEO had any ownership interest in any Spitzer-affiliated entity after the sales to the Buyer in May 1984. However, as a result of loans made to Spitzer-affiliated entities prior to the sales to the Buyer, the Partnership continued to be a creditor to these entities. These loans were substantially performing in accordance with their terms and were considered by management to be well secured until 1989, shortly before certain Spitzer-affiliated entities declared bankruptcy in November 1989. Ultimately, as previously reported, the Partnership wrote off the loans not secured by real estate, disposed of real estate collateral securing one of the loans to the Spitzer-affiliated entities, and recorded losses on these loans in 1990 and 1991 in excess of $3.7 million.

The Partnership and CEO denied the merits of the allegations stated against them in the complaints. Management does not believe that any of these matters will result in any material additional losses to the Partnership or any material adjustments to these financial statements.

On October 31, 1995 plaintiff's counsel, in the October 1993 complaint which had named the Partnership and its CEO alleging securities fraud and breach of fiduciary duty, as discussed above, filed a request for dismissal without prejudice. The clerk of the Court entered the dismissal as requested on November 2, 1995.

13.   COMMITMENTS AND CONTINGENCIES

In January and February 1993, the Partnership and Pacific Thrift foreclosed on two loans secured by real estate that contained toxic substances. The real estate was used by the former owners for metal-plating purposes. Remediation was completed on one property in 1995 and on the second property in 1996. Both properties were sold in 1996 for cash and without recourse.


The Company conducts its operations from leased facilities. Rental expenses of approximately $1,129,000, $905,000 and $926,000 have been charged to general and administrative expenses in the consolidated statements of operations for the years ended December 31, 1996, 1995 and 1994. At December 31, 1996, the approximate minimum rental commitments under all noncancelable operating leases (which are subject to annual escalations based on the consumer price index) are as follows:


Year                                                                      Amount
================================================================================
1997                                                                  $1,245,000
1998                                                                   1,116,000
1999                                                                   1,069,000
2000                                                                   1,032,000
Thereafter                                                             1,636,000
--------------------------------------------------------------------------------

                                                                      $6,098,000
================================================================================


At December 31, 1996 and 1995, the Company was servicing Title I loans for others totaling approximately $8,743,000 and $10,744,000. In addition, the Company had filed claims with the Federal Housing Administration that depleted the insurance on these loans during 1994.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

In 1995, in order to facilitate certain real estate loan sales by Pacific Thrift, the Partnership guaranteed one buyer against losses up to $1,800,000. As security for the guarantee, in 1995 the Partnership deposited $237,000 with the buyer.


The Corporation entered into employment agreements with five of its officers effective as of the closing date of the Restructuring on June 27, 1996 (Note 1). One employment agreement with the President of CRC, LPPC and CRCWA was terminated effective December 31, 1996 upon the sale of those subsidiaries (Note
18). On January 1, 1997, the Corporation entered into an employment agreement with its Chief Financial Officer.

The agreements provide for initial terms ranging from one to three years and all extend automatically for additional one year terms thereafter unless either party gives at least six months written notice of their intentions not to renew. The agreements provide for annual salaries adjusted annually to the cost of living index. The agreements also provide for two of the officers to receive annual bonuses based on a calculation of net pre-tax profits subject to a minimum return on equity.


Effective January 1, 1996 Pacific Thrift entered into an employment agreement with an executive vice president for a term of two years and automatically renewing for additional one year terms thereafter unless either party gives at least six months written notice of his intention not to renew. The agreement provides for an annual salary adjusted annually to the cost of living index and an annual bonus based upon net profits earned from wholesale loans originated for sale.



FORECLOSURE SERVICES ACTIONS


On June 6, 1995, CRC and LPPC were served with a complaint by Consumer Action and two consumers suing both individually and on behalf of the general public in an unfair business practices action filed in the Superior Court of Contra Costa County, California. The complaint named CRC and LPPC, along with thirteen other foreclosure service and foreclosure publishing companies, and alleges that all named defendants charge fees in excess of the statutorily permitted amount for publication of

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

FORECLOSURE SERVICES ACTIONS (Continued)


notices of trustee sales. The complaint seeks restitution of all excess charges, an injunction against the charging of excessive fees in the future and attorneys fees. In January 1996, LPPC and two other posting and publishing companies were dismissed from the action without prejudice. As of March 20, 1996, a tentative global settlement of the action had been reached, pursuant to which CRC would pay damages in an amount immaterial to the Company as a whole. There can be no assurance that the settlement will be concluded, or that damages in any litigation that might ensue would not be material to the Company.


In 1996, CRC was served with a complaint by seven individuals suing both individually and on behalf of the general public in a purported class action filed in the Superior Court of Los Angeles County, California. The Complain names over 50 defendants, including numerous title insurance companies and trust deed services companies, generally alleging that the title insurance companies did not make certain refunds of certain trustee sale guarantee fees ("TSGs") which they were required to make under the terms of a settlement of a previous case (in which CRC was not named), and that the trust deed services companies failed to purchase less costly alternative products, to request and remit refunds in the cost of TSGs or to advise the members of the class of their right to a refund from the title insurance companies. As of March 20, 1996, the court had sustained CRC's demurrer to the complaint, as well as other trustees' demurrers and motions for judgment on the pleadings, and the plaintiffs had been given 20 days to file an amended complaint. At this time, there is no way of determining the exact nature and extent of damages, which will not be able to be specified until the amended complaint has been filed. Management believes, however, based upon consultation with its counsel in this action, that any liability that may be incurred by CRC in this action would be immaterial to the Company as a whole.


The Company, Pacific Thrift and PacificAmerica Lending are involved in certain lawsuits and there are claims pending against these entities which management considers incidental to normal operations. The legal responsibility and financial impact with respect to such litigation and claims

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

cannot presently be determined. However, management considers that any ultimate liability which would likely arise from these lawsuits and claims would not materially affect the financial position, results of operations or cash flows of the Company.

14.   RETIREMENT PLANS

The Company implemented a retirement savings plan (defined contribution plan) in 1994. All full-time employees who have completed six months of service and reached age 21 are eligible to participate in the plan. Contributions are made from employee-elected salary deferrals. The Company matches the first 6% of employee contributions to the plan at the rate of $.50 on the dollar. During the years ended December 31, 1996 and December 31, 1995, the Company's contributions to the plan totaled $266,00 and $118,000.


The PacificAmerica Money Center, Inc. Supplemental Executive Retirement Plan, effective from June 27, 1996 forward, is an unfunded plan to provide benefits to certain long-term executives officers of the Company. The yearly benefit that a participant will receive at normal retirement (as defined) is based on a formula which takes into account his highest average annual compensation for three consecutive years multiplied by the actual number of years of service (as defined), not to exceed 30. Benefits are reduced by participants' estimated social security and 401(k) benefits.

Net period pension cost for 1996 includes the following components:

                                                                            1996
================================================================================

Service cost                                                            $ 26,000
Interest cost                                                             42,000
Prior service cost                                                        32,000
--------------------------------------------------------------------------------

                                                                        $100,000
================================================================================


Actuarial assumptions are a weighted average discount rate of 7% and a salary progression rate of 5%.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.   WITHDRAWALS

Partnership withdrawals payable of $1,120,000 at December 31, 1995 represented the capital withdrawals by limited partners that were approved by the general partner but not paid by the Partnership. At December 31, 1995 other limited partners with original capital contributions totaling $9,400,000 had requested withdrawals; however, these requests were not approved. Withdrawals were not paid or approved after July 1993 due to limitations on withdrawals in the Partnership Agreement and the restriction on such withdrawals in the amendments to the Partnership's bank loan. In June 1996 all partnership withdrawals payable were paid.


16.   STOCKHOLDERS' EQUITY/PARTNERS' CAPITAL, STOCK OPTIONS AND WARRANTS

The changes in general and limited partnership interests for 1994 are as follows:

                                General          Limited
                              Partnership       Partnership
                               Interest          Interests                Total
===============================================================================
                              (Unaudited)       (Unaudited)
Capital (deficit) -
      December 31, 1993        $ (4,000)       $ 19,943,000        $ 19,939,000


Net loss - 1994                 (68,000)         (9,446,000)         (9,514,000)
-------------------------------------------------------------------------------

Capital (deficit) -
      December 31, 1994        $(72,000)       $ 10,497,000        $ 10,425,000
===============================================================================


The changes in general and limited partnership interests for 1995 are as follows:

                                General          Limited
                              Partnership       Partnership
                                Interest         Interests                Total
===============================================================================
Capital (deficit) -
      January 1, 1995          $(72,000)       $ 10,497,000        $ 10,425,000

Net loss - 1995                 (12,000)         (1,686,000)         (1,698,000)
-------------------------------------------------------------------------------

Capital (deficit) -
      December 31, 1995        $(84,000)       $  8,811,000        $  8,727,000
===============================================================================

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.   STOCKHOLDERS' EQUITY/PARTNERS' CAPITAL, STOCK OPTIONS AND WARRANTS
      (CONTINUED)

The Company has a 1995 Stock Option Plan and a 1995 Stock Purchase Plan pursuant to which options to purchase shares of the Company's common stock may be granted to employees. The plans provide that the option price shall not be less than the fair market value of the shares on the date of grant. Under the 1995 Stock Option Plan, the maximum number of shares of Common Stock in respect of which Options may be granted under the Plan (the "Plan Maximum") is 250,000 with an increase of two percent (2%) of the total issued and outstanding shares of the Common Stock on the first day of each subsequent calendar year, up to a maximum 330,000 shares, commencing January 1, 1997. Under the 1995 Stock Purchase Plan a total of 50,000 options may be issued. Options vest ratably over four or five year periods as provided for in each employee's option agreement. At December 31, 1996, there were 233,400 shares reserved for options to be granted under the plans. The following summarizes stock option transactions:

                                                         Weighted Average
                                               Shares     Price Per Share
=========================================================================
Outstanding at June 27, 1996                       --              --
      Granted                                  240,000          $11.02
      Exercised                                    --              --
      Cancelled                                 (6,600)         $10.83
-------------------------------------------------------------------------

Outstanding at December 31, 1996               233,400          $11.03
-------------------------------------------------------------------------

At December 31, 1996 the Corporation had 553,377 general partner warrants outstanding each exercisable for one share of common stock at any time until December 27, 1997 at an exercise price of $15 per share. During the year ended December 31, 1996, 9,956 general partner warrants were exercised.

At December 31, 1996 the Corporation had 63,894 subscriber warrants outstanding each exercisable for one share of common stock at any time until June 27, 1998 at an exercise price of $12.50 per share. During the year ended December 31, 1996, 1,002 subscriber warrants were exercised.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.   STOCKHOLDERS' EQUITY/PARTNERS' CAPITAL, STOCK OPTIONS AND WARRANTS
      (CONTINUED)

Information relating to stock options at December 31, 1996 summarized by exercise price are as follows (thousands of shares):

                                     Outstanding                         Exercisable
                        ---------------------------------------    -------------------------
                                         Weighted Average
Exercise Price                   ------------------------------             Weighted Average
   Per Share            Shares   Life (Year)     Exercise Price    Shares    Exercise Price
============================================================================================
$10.00 to $10.00       205,200       8.88         $    10.00       27,930       $    10.00
$12.50 to $22.00        18,900       9.08              13.18           --               --
$22.25 to $22.25           100       9.74              22.25           --               --
$23.50 to $23.50           100       9.78              23.50           --               --
$25.50 to $25.50           100       9.79              25.50           --               --
$26.00 to $26.00           100       9.85              26.00           --               --
$28.00 to $28.00         1,900       9.91              28.00           --               --
$29.00 to $29.00           200       9.91              29.00           --               --
$29.50 to $29.50           100       9.92              29.50           --               --
$30.00 to $30.00         6,700       9.90              30.00           --               --
--------------------------------------------------------------------------------------------

                       233,400       8.94         $    11.03       27,930       $    10.00
============================================================================================

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income from continuing operations and earnings per share from continuing operations for the year ended December 31, 1996 would have been reduced to the pro forma amounts presented below:

                                                                            1996
--------------------------------------------------------------------------------
Income from continuing operations
      As reported                                                     $4,813,000
      Pro forma                                                       $4,713,000

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.   STOCKHOLDERS' EQUITY/PARTNERS' CAPITAL, STOCK OPTIONS AND WARRANTS
      (CONTINUED)

                                                                            1996
--------------------------------------------------------------------------------
Earnings per share from continuing operations
      As reported
        Primary                                                         $   2.27
        Fully diluted                                                       2.12

      Pro forma
        Primary                                                         $   2.23
        Fully diluted                                                   $   2.09

The fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996: expected life of options of 5 years, expected volatility of 25%, risk-free interest rates of 6.2%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1996 approximated $3.70 per option.

17.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for 1996 and 1995 are as follows (in $000's):

                                                                     Quarter Ended
                                                  -----------------------------------------------------
                                                  Mar 31,       Jun 30,        Sept 30,         Dec 31,
                                                   1996           1996           1996            1996
=======================================================================================================
Interest income                                   $ 2,408        $ 2,512        $ 2,788        $  3,794
Interest expense                                    1,227          1,190          1,189           1,360
-------------------------------------------------------------------------------------------------------



Net interest income                                 1,181          1,322          1,599           2,434
Provision for loan losses                             725           (469)            11             884
Other income                                        4,813          6,177          7,068          11,936
Other expense                                       4,879          7,292          7,383           9,354
Income tax benefit (expense)                         (348)          (727)          (578)             (5)*
-------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations               42            (51)           695           4,127

Income (loss) from discontinued operations            237             62            103             (15)

Loss on disposal of discontinued operations            --             --             --          (1,038)
-------------------------------------------------------------------------------------------------------

Net income                                        $   279        $    11        $   798        $  3,074
=======================================================================================================
Net income per share
  Primary                                             N/A        $  0.01        $  0.39        $   1.36
  Fully diluted                                       N/A            N/A        $  0.39        $   1.34

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

                                                        Quarter Ended
                                       ---------------------------------------------------
                                       Mar 31,       Jun 30,       Sept 30,        Dec 31,
                                        1995          1995           1995           1995
==========================================================================================
Interest income                       $ 2,612        $ 2,424        $ 2,368        $ 2,173
Interest expense                        1,405          1,426          1,248          1,120
------------------------------------------------------------------------------------------

Net interest income                     1,207            998          1,120          1,053
Provision for loan losses                 446            554            861          1,428**
Other income                            1,643          1,932          2,432          3,433
Other expense                           2,853          3,199          3,784          4,474
Income tax benefit                        430             84            664             44
------------------------------------------------------------------------------------------

Loss from continuing operations           (19)          (739)          (429)        (1,372)

Income (loss) from discontinued
  operations                              226            203            224            208
------------------------------------------------------------------------------------------

Net income (loss)                     $   207        $  (536)       $  (205)       $(1,164)
==========================================================================================


* In the quarter ended December 31, 1996 as a result of continued improved earnings, especially in this quarter, a valuation allowance was reversed as management believes it is more likely than not that the related deferred tax asset will be realized in the near future.


** The increase in the provision for loan losses is primarily a result of an increased general reserve. Management represents that it was not practical to determine whether or not a portion of these additional provisions should have been recorded in earlier quarters.

18.   DISCONTINUED OPERATIONS

Effective December 31, 1996 the Company's trustee and foreclosure services were discontinued when the assets and liabilities of CRC and LPPC and all of the stock of CRCWA were sold. Accordingly, the operations have been reclassified to present the trustee and foreclosure services as discontinued operations in the Statement of Operations. The Company recorded a fourth quarter 1996 pre-tax and after-tax charge of $1,038,000 for disposition of this segment which comprises a $926,000 loss on the measurement date plus a loss from discontinued operations from the measurement date until the disposal date. The tax benefit of approximately $402,000 from the loss on disposition was fully reserved for as such loss is capital in nature and the Company is unable to quantify the portion of such capital loss benefit which may be ultimately realizable.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.   DISCONTINUED OPERATIONS (CONTINUED)

Net assets disposed of were $2,674,000 against proceeds of $1,748,000 resulting in a loss of approximately $926,000. The $1,748,000 is included in accounts receivable at December 31, 1996 and $450,000 was received by early February 1997. The remaining $1,298,000 represents a secured promissory note which bears interest at 7% per annum, payable $25,000 per month from April 1, 1997 through March 31, 1999 and thereafter at $9,328.93 per month (includes principal and interest) from April 1, 1999 through March 1, 2012.

The Company operated principally in two industries, real estate secured lending (including the origination and sale of loans) and trustee and foreclosure services. A summary of selected financial information by industry segment for 1995 and 1994 is as follows:

Years ended December 31,                                      1995                 1994
=======================================================================================
Revenues
      Interest and other income from real
        estate secured lending                        $ 19,016,000        $  13,475,000
Fees from trustee                                        3,826,000            3,931,000
---------------------------------------------------------------------------------------

Total revenues                                        $ 22,842,000        $  17,406,000
=======================================================================================


Operating profit (loss)
      Real estate secured lending                     $ (3,148,000)        $ (9,741,000)
      Trustee and foreclosure services                     747,000              811,000
      General expenses                                    (519,000)            (583,000)
---------------------------------------------------------------------------------------

Loss before income taxes                              $ (2,920,000)       $  (9,513,000)
=======================================================================================


December 31,                                                  1995                 1994
=======================================================================================

Identifiable assets
      Real estate secured lending                     $ 76,896,000         $ 97,930,000
      Trustee and foreclosure services                   5,532,000            5,564,000
      General assets                                       129,000              253,000
---------------------------------------------------------------------------------------



Total assets                                          $ 82,557,000        $ 103,747,000
=======================================================================================

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19.   REGULATORY MATTERS AND CAPITAL ADEQUACY

MEMORANDUM OF UNDERSTANDING AND INITIAL ORDERS TO CEASE AND DESIST WITH THE FEDERAL DEPOSIT INSURANCE CORPORATION AND CALIFORNIA DEPARTMENT OF CORPORATIONS


In February 1993, Pacific Thrift, the FDIC, and the California Department of Corporations (DOC) entered into a Memorandum of Understanding (MOU). In connection with the MOU, Pacific Thrift was required to maintain primary capital in an amount that equals or exceeds 7.5% of its total assets; obtain and retain qualified management; notify and obtain approval from the FDIC and the DOC prior to adding any individual to the Board of Director or employing any individual as a senior executive office or Pacific Thrift; eliminate loans classified loss and reduce loans classified substandard to specified levels within a specified period of time; revise, adopt, and implement policies to provide effective guidance and control over Pacific Thrift's lending function; develop, adopt, and implement written policies governing relationships between Pacific Thrift, the Partnership, and other affiliated companies; establish and maintain an adequate reserve for loan losses and develop, adopt, and implement a policy and methodology for determining the adequacy of the reserve for loan losses; formulate and implement a budget for all categories of income and expense; revise, adopt, and implement a written liquidity and funds management policy; maintain assets within certain limits; obtain written consent from the FDIC and DOC prior to paying any cash dividends; refrain from extending additional credit to any borrower who has as loan from Pacific Thrift that has been adversely classified, unless the loan is classified as substandard or doubtful and the proper approval has been obtained; and take certain other actions.

As of March 31, 1993, Pacific Thrift's total assets had moderately exceeded the limitation provided in the MOU. In addition Pacific Thrift made certain payments in 1993 to the Partnership in excess of the amounts authorized under the Personnel Services Agreement between Pacific Thrift and the Partnership. The overpayment amount was repaid by the Partnership in April 1993. The Audit Committee of the Board of Directors of Pacific Thrift performed an investigation of the circumstances that allowed the overpayments to occur and determined that such overpayments reflected a weakness in the internal control procedures of Pacific Thrift with respect to intercompany payments. Accordingly, new control procedures were adopted by the Board of Directors of Pacific Thrift to prevent overpayment of any kind by Pacific Thrift to the partnership in the future.

In November 1993, the FDIC and DOC terminated the MOU and issued an Order to Cease and Desist (C&D) with the consent of Pacific Thrift. The C&D prohibits Pacific Thrift from paying excessive fees to affiliates in such a manner as to produce operating losses; prohibits Pacific Thrift from including accrued interest in the carrying amount of a property acquired by foreclosure on a loan; prohibits Pacific Thrift from accepting or renewing brokered deposits unless it as adequately capitalized and a waiver is obtained; requires Pacific Thrift to disclose any extensions of credit to executive officers or principal shareholders from a correspondent bank; requires pacific Thrift to prepare and display minimum information in its disclosure statement; requires Pacific Thrift to comply with the limits specified in the California Industrial Loan Company regulations on the amount of outstanding thrift certificates, based on its unimpaired capital and surplus; requires Pacific Thrift to develop a comprehensive asset/liability dependency policy, including establishing a range for, and reducing, the volatile liability dependency ratio; requires Pacific Thrift to adopt and implement a written policy to increase its liquidity; and requires Pacific Thrift to adopt and implement a satisfactory policy governing the relationship between Pacific Thrift and its affiliates and to reduce the payment of management, consulting, and other fees to the affiliates to amounts that are reasonable and necessary for the services. See Note 20

In September 1994, the FDIC issued a second C&D with the consent of Pacific Thrift. The second C&D prohibits Pacific Thrift from operating in such a manner as to produce low earnings; requires Pacific Thrift to refrain from opening any additional offices without the prior written approval of the FDIC; requires Pacific Thrift to formulate and implement a written profit plan; and requires Pacific Thrift to provide the FDIC with a study of the operations and profitability of its loan production office opened in June 1994. See Note 20.

CAPITAL ADEQUACY

Pacific Thrift is subject to various regulatory capital requirements administered by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly discretionary - actions by the FDIC that, if undertaken, could have a direct material effect on Pacific Thrift's financial statements. The regulations require Pacific Thrift to meet specific capital adequacy guidelines that involve quantitative measures under of Pacific Thrift's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Pacific Thrift's capital classification is also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19.   REGULATORY MATTERS AND CAPITAL ADEQUACY (CONTINUED)

CAPITAL ADEQUACY (Continued)

Quantitative measures established by regulation to ensure capital adequacy require Pacific Thrift to maintain minimum amounts and ratios of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). To be considered adequately capitalized as defined under the Prompt Corrective Action (PCA) provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, Pacific Thrift must maintain the minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios presented in the table. Pacific Thrift's actual unaudited capital amounts and ratios presented in the table. Pacific Thrift's actual unaudited capital amounts and ratios as of December 31, 1993 were as follows:

                                          Capital Adequacy
                                       as of December 31, 1993
                                              (Unaudited)
                                ---------------------------------------
                                  Required                Actual
                                Amount(Ratio)           Amount(Ratio)
                                ----------------        ---------------
Tier 1 capital
 (to average assets)            $2,646,000(4.0%)        $4,654,000(7.0%)
Tier 1 capital
 (to risk-weighted assets)       2,161,000(4.0%)         4,654,000(8.6%)
Total capital
 (to risk-weighted assets)       4,322,000(8.0%)         5,330,000(9.9%)


Pacific Thrift incurred losses in 1994 and, in December 1994, Pacific Thrift was notified by the FDIC that its tangible capital ratio (tangible capital compared to average total assets) as of October 31, 1994 was less than 2%. Based on the tangible and other capital ratios, Pacific Thrift was considered to be "critically undercapitalized" as defined under the PCA provisions. The PCA notice also stated that the FDIC may be required to place Pacific Thrift in receivership in March 1995. See Subsequent Events, Note 20.

As a result of such PCA designation, Pacific Thrift became subject to mandatory requirements as of October 31, 1994, including, but not limited to, a requirement to submit a capital restoration plan to the FDIC and various restrictions on asset growth, acquisitions, new activities and branches, dividend payments, management fees, and executive compensation.

Subsequent to October 31, 1994, Pacific Thrift improved its capital position from "critically undercapitalized" to "undercapitalized" as a result of certain capital contributions and loan sales prior to December 31, 1994. Pacific Thrift's actual unaudited capital amounts and ratios as of December 31, 1994 were as follows:

                                          Capital Adequacy
                                       as of December 31, 1994
                                              (Unaudited)
                                ---------------------------------------
                                  Required                Actual
                                Amount(Ratio)           Amount(Ratio)
                                ----------------        ---------------
Tier 1 capital
 (to average assets)            $3,216,000(4.0%)        $3,112,000(3.9%)
Tier 1 capital
 (to risk-weighted assets)       2,301,000(4.0%)         3,112,000(5.4%)
Total capital
 (to risk-weighted assets)       4,602,000(8.0%)         3,831,000(6.7%)

In addition, Pacific Thrift received an Order to Cure Deficiency of Net Worth (Order) from the DOC in connection with a $1,414,000 deficiency in its capital as of December 31, 1994. The Order requires that Pacific Thrift increase its capital to a level where the ratio of its outstanding thrift certificates compared to capital does not exceed the permitted ratio of 15 to 1. Based on the applicable section of the California Financial Code, failure to increase its capital within 120 days would require the DOC to take possession of the property and business of Pacific Thrift. See Subsequent Events, Note 20.

SETTLEMENT WITH DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

In April 1993, Pacific Thrift was notified by the Mortgagee Review Board of the Department of Housing and Urban Development (HUD) of certain alleged violations of certain requirements in the origination of 59 loans selected during its examination of Title I loan origination activities. Pacific Thrift was advised that HUD intended to seek civil money penalties and was considering an administrative action. Pacific Thrift filed a response to the allegations affirming its compliance with HUD requirements. On September 15, 1993, HUD and Pacific Thrift entered into a settlement agreement in which Pacific Thrift agreed not to seek claims for insurance on 24 loans that violated the prohibition against subordinating Title I loans to non-Title I loans, as well as on three loans in which the proceeds were used for ineligible purposes. HUD did not impose any penalties or take any other action.

20. EVENTS SUBSEQUENT TO DECEMBER 31, 1994

During February 1995, Pacific Thrift submitted its original capital restoration plan to the FDIC, but the FDIC denied approval of the plan and required certain modifications. During March 1995, Pacific Thrift submitted a revised capital restoration plan, including a guarantee by the Partnership and, in May 1995, the revised capital restoration plan was incorporated by reference in a new C&D (see below)

In May 1995, Pacific Thrift was informed by the FDIC that, based on unaudited financial information in the Consolidated Report of Condition and Income (Call Report) filed for the first quarter of 1995, Pacific Thrift was "adequately capitalized" as of March 31, 1995. Based on such Call Report, Pacific Thrift's unaudited capital ratios as of March 31, 1995 were as follows:

                                             Capital Ratio as of March 31, 1995
                                                                     (Unaudited)
--------------------------------------------------------------------------------
                                              Required        Actual
                                              --------        ------
Tier 1 capital (to average assets)              4.0%            5.5%
Tier 1 capital (to risk-weighted assets)        4.0             7.2
Total capital (to risk-weighted assets)         8.0             8.5


In addition, Pacific Thrift was informed by the DOC that Pacific Thrift had cured the deficiency in its net worth as of April 30, 1995 and has complied with the Order.

Also in May 1995, the FDIC terminated the prior C&Ds, and the FDIC and DOC issued a new comprehensive Order to Cease and Desist (the new C&D) with the consent of Pacific Thrift. The new C&D: requires that Pacific Thrift have and retain qualified management; requires that Pacific Thrift have Tier 1 capital which equals or exceeds 8% of total assets on or before September 30, 1995; requires that Pacific Thrift maintain at least the minimum risk-based capital levels throughout the life of the new C&D; requires Pacific Thrift to eliminate from its books, through charge-off or collection, all assets classified "loss" as of September 1994 within 10 days from the effective date of the new C&D; requires Pacific Thrift to reduce assets classified "substandard" as of September 1994 to $6.5 million within 180 days and to $5 million within 365 days; prohibits Pacific Thrift from extending any additional credit to any borrower who has a loan with Pacific Thrift which has been charged off or classified "loss"; requires Board of Directors or loan committee approval prior to the extension of additional credit to a borrower who has a loan classified "substandard"; requires Pacific Thrift to establish within 10 days, and then to maintain on a quarterly basis, an adequate allowance for loan losses; requires that Pacific Thrift implement within 60 days the provisions of the capital restoration and business/profitability plans submitted to the FDIC in order to control overhead and other expenses and restore profitability; requires that Pacific Thrift correct the violation of the thrift-to-capital ratio required under California law within 60 days; requires that Pacific Thrift file with the FDIC amended Call Reports as of December 31, 1993 and as of the end of the first three quarters of 1994 which accurately reflect Pacific Thrift's financial condition as of those dates; requires that throughout the life of the new C&D, Pacific Thrift shall file Call Reports which accurately reflect Pacific Thrift's financial condition as of the end of each period; prohibits Pacific Thrift from paying cash dividends in any amount without the prior written approval of the FDIC; prohibits Pacific Thrift from opening any additional offices without the prior written approval of the FDIC; and requires the Company to submit written progress reports on a quarterly basis until the Company accomplishes the corrections and is released by the Regional Director of FDIC and the Commissioner of the DOC.

Noncompliance with the terms of the new C&D could result in various regulatory actions, including the assessment of civil money penalties, termination of deposit insurance, and placing Pacific Thrift in conservatorship of receivership. Although there is no assurance as to the ultimate outcome, these consolidated financial statements do not include any provisions or adjustments that might result from the outcome of these uncertainties.

As of December 31, 1995, Pacific Thrift had increased its total risk-based capital ratio to 12.4%, its Tier 1 risk-based capital ratio to 11.2% and its leverage capital ratio to 9.1%, which meet the FDIC definition of "well capitalized." However, due to the requirement of maintaining a specific capital level, the Company would be classified as ""adequately capitalized'' under the regulation.

On March 27, 1996, Pacific Thrift was notified by the FDIC that, based on the FDIC examination of the September 30, 1995 financial information, full compliance with the new C&D is reported. On April 1, 1996, Pacific Thrift entered into a Memorandum of Understanding (MOU) with the FDIC and DOC. The MOU provides a framework for Pacific Thrift's recovery and its provisions are similar to crucial sections of the existing C&D. However, since the MOU contain provisions requiring the maintenance of a specified capital level, Pacific Thrift would be classified as "adequately capitalized" under the regulations, and continue to be considered a troubled institution for all regulatory purposes.

Quantitative measures established by regulation to ensure capital adequacy require Pacific Thrift to maintain minimum amounts and ratios of Tier 1 capital (as defined) to average assets (as defined) of 4%, and Tier 1 capital (as defined) to risk-weighted assets (as defined) of 4% and total capital (as defined) to risk weighted assets (as defined) of 8%. To be considered well capitalized as defined under the Prompt Corrective Action (PCA) provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, Pacific Thrift must maintain minimum ratios for Tier 1 leverage of 5%, Tier 1 risk-based of 6%, and total risk-based of 10%.

At December 31, 1996, Pacific Thrift had unaudited Tier 1 capital to average assets of 8.7%, Tier 1 capital to risk-weighted assets of 10.6% and total capital to risk-weighted assets of 11.9%, which meet the FDIC definition of "well capitalized." However, due to the requirement of maintaining a specific capital level in the March 1996 MOU, Pacific Thrift would be classified as "adequately capitalized" under the regulation.

21. SUBSEQUENT NAME CHANGE

In February 1997 PacificAmerica Lending, Inc. changed its name to
PacificAmerica Money Centers, Inc., doing business in California as PacificAmerica Money Center, of California.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES


                                                                      SCHEDULE I
                                     CONSOLIDATING SCHEDULE - FINANCIAL POSITION
                                                               DECEMBER 31, 1996


                                        Pacific-     Pacific                      Lenders    Consolidated
                                        America       Thrift      Consolidated  Posting and  Reconveyance
                                         Money       and Loan     Reconveyance  Publishing   Corporation,
                                       Center, Inc.  Company        Company       Company         WA
===========================================================================================================
ASSETS


Cash and cash equivalents             $   650,000    $ 7,947,000     $            $          $


Accounts receivable                     1,786,000        482,000


Receivable for mortgage loan shipped   24,310,000              -


Accrued interest receivable                     -        933,000


Loans receivable                          555,000     31,750,000


Loans held for sale                             -     15,687,000


Receivable from related party           1,296,000     25,008,000


Premium receivable for loan sales               -      1,195,000


Excess yield receivable                 3,982,000      7,716,000


Other real estate                               -      1,839,000


Property and equipment                     39,000      2,321,000


Deferred income taxes                   1,616,000      2,493,000


Other assets                              581,000        922,000


Refundable income tax                           -        730,000


Investment in subsidiaries             16,564,000              -
-----------------------------------------------------------------------------------------------------------


                                      $51,379,000    $99,023,000     $            $          $
===========================================================================================================


                                        Pacific-
                                         America        Eliminating Entries
                                         Lending          Dr           Cr       Consolidated
============================================================================================

ASSETS


Cash and cash equivalents               $    43,000   $            $             $ 8,640,000


Accounts receivable                          81,000                                2,349,000


Receivable for mortgage loan shipped              -                               24,310,000


Accrued interest receivable                 211,000                                1,144,000


Loans receivable                          1,210,000                               33,515,000


Loans held for sale                       2,461,000                               18,148,000


Receivable from related party                     -                 26,304,000             -


Premium receivable for loan sales                 -                                1,195,000


Excess yield receivable                           -                               11,698,000


Other real estate                         2,446,000                                4,285,000


Property and equipment                            -                                2,360,000


Deferred income taxes                       886,000                                4,995,000


Other assets                                 62,000                                1,565,000


Refundable income tax                             -                                  730,000


Investment in subsidiaries                        -                 16,564,000             -
---------------------------------------------------------------------------------------------


                                        $7,400,000     $        -  $42,868,000  $114,934,000
==============================================================================================


See independent auditors' report and notes to consolidated financial statements.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES


                                                                      SCHEDULE I
                                     CONSOLIDATING SCHEDULE - FINANCIAL POSITION
                                                               DECEMBER 31, 1996



                                            Pacific-                                          Lenders       Consolidated
                                            America        Pacific Thrift    Consolidated   Posting and     Reconveyance
                                             Money            and Loan       Reconveyance   Publishing      Corporation,
                                          Center, Inc.         Company        Company         Company           WA
==========================================================================================================================

LIABILITIES AND PARTNERS' CAPITAL


Thrift certificates payable
  Full-paid certificates                   $        --      $56,343,000      $              $                $
  Installment certificates                                   24,659,000
--------------------------------------------------------------------------------------------------------------------------
                                                             81,002,000


Accounts payable and accrued expenses        1,276,000          934,000


Accrued interest payable                            --          185,000


Payable to related party                    24,990,000          121,000


Mortgage notes payable                              --          189,000


Notes payable                                2,545,000               --


Deferred income taxes                          602,000        3,844,000
--------------------------------------------------------------------------------------------------------------------------


                                            29,413,000       86,275,000
--------------------------------------------------------------------------------------------------------------------------


Commitments and contingencies
--------------------------------------------------------------------------------------------------------------------------



Stockholder's capital
  Common stock                              17,804,000        3,000,000
  Additional paid-in capital                        --        8,304,000
  Accumulated earnings (deficit)             4,162,000        1,444,000
--------------------------------------------------------------------------------------------------------------------------


                                            21,966,000       12,748,000
--------------------------------------------------------------------------------------------------------------------------


                                           $51,379,000      $99,023,000      $              $                $
==========================================================================================================================

                                              Pacific-
                                              America       Eliminating Entries
                                              Lending          Dr           Cr       Consolidated
=================================================================================================

LIABILITIES AND PARTNERS' CAPITAL


Thrift certificates payable
  Full-paid certificates                   $         -      $               $        $ 56,343,000
  Installment certificates                           -                                 24,659,000
-------------------------------------------------------------------------------------------------
                                                     -                                 81,002,000


Accounts payable and accrued expenses           31,000            6,000                 2,235,000


Accrued interest payable                             -                                    185,000


Payable to related party                     1,187,000       26,298,000                         -


Mortgage notes payable                       1,368,000                                  1,557,000


Notes payable                                  745,000                                  3,290,000


Deferred income taxes                          253,000                                  4,699,000
-------------------------------------------------------------------------------------------------


                                             3,584,000       26,304,000                92,968,000
-------------------------------------------------------------------------------------------------


Commitments and contingencies
-------------------------------------------------------------------------------------------------



Stockholder's capital
  Common stock                               2,920,000        5,920,000                17,804,000
  Additional paid-in capital                         -        8,304,000                         -
  Accumulated earnings (deficit)               896,000        2,340,000                 4,162,000
-------------------------------------------------------------------------------------------------


                                             3,816,000       16,564,000                21,966,000
-------------------------------------------------------------------------------------------------


                                           $ 7,400,000      $42,868,000     $        $114,934,000
=================================================================================================


See independent auditors' report and notes to consolidated financial statements.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES


                                                                     SCHEDULE II
                                             CONSOLIDATING SCHEDULE - OPERATIONS
                                                    YEAR ENDED DECEMBER 31, 1996


                                                 Pacific-         Pacific                          Lenders
                                                  America          Thrift       Consolidated     Posting and
                                                   Money          and Loan      Reconveyance      Publishing
                                                Center, Inc.       Company         Company         Company
============================================================================================================
INTEREST INCOME
  Loans receivable                               $  614,000      $10,256,000      $       --      $     --
  Deposits with financial institutions                4,000          324,000              --            --
------------------------------------------------------------------------------------------------------------


Total interest income                               618,000       10,580,000              --            --
------------------------------------------------------------------------------------------------------------


INTEREST EXPENSE
  Thrift certificates greater than $100,000              --           23,000              --            --
  Other thrift certificates                              --        4,391,000              --            --
  Notes payable                                     418,000               --              --            --
------------------------------------------------------------------------------------------------------------


Total interest expense                              418,000        4,414,000              --            --
------------------------------------------------------------------------------------------------------------


Net interest income                                 200,000        6,166,000              --            --

PROVISION FOR LOAN LOSSES                           150,000        1,277,000              --            --
------------------------------------------------------------------------------------------------------------


Net interest income (loss) after provision
  for loan losses                                    50,000        4,889,000              --            --
------------------------------------------------------------------------------------------------------------


NONINTEREST INCOME
  Trust and reconveyance fees                            --               --       2,844,000            --
  Other income                                       63,000          614,000              --       410,000
  Gain on sale of loans:
    Excess yield                                    925,000        8,692,000              --            --
    Premiums                                             --       19,600,000              --            --
  Loan servicing fees                                    --          199,000              --            --
  Equity in income of subsidiaries                8,226,000               --              --            --
------------------------------------------------------------------------------------------------------------


Total noninterest income                          9,214,000       29,105,000       2,844,000       410,000
============================================================================================================

                                               Consolidated
                                              Reconveyance     Pacific-
                                               Corporation,     America          Eliminating Entries
                                                    WA          Lending            Dr             Cr            Consolidated
============================================================================================================================

INTEREST INCOME
  Loans receivable                               $    --      $ 304,000       $        --      $        --      $11,174,000
  Deposits with financial institutions                --             --                --               --          328,000

--------------------------------------------------------------------------------------------------------------------------


Total interest income                                 --        304,000                --               --       11,502,000

--------------------------------------------------------------------------------------------------------------------------


INTEREST EXPENSE
  Thrift certificates greater than $100,000           --             --                --               --           23,000
  Other thrift certificates                           --             --                --               --        4,391,000
  Notes payable                                       --        134,433                --               --          552,000

--------------------------------------------------------------------------------------------------------------------------


Total interest expense                                --        134,000                --               --        4,966,000

--------------------------------------------------------------------------------------------------------------------------


Net interest income                                   --        170,000                --               --        6,536,000

PROVISION FOR LOAN LOSSES                             --       (276,000)               --               --        1,151,000

--------------------------------------------------------------------------------------------------------------------------


Net interest income (loss) after provision
  for loan losses                                     --        446,000                --               --        5,385,000

--------------------------------------------------------------------------------------------------------------------------


NONINTEREST INCOME
  Trust and reconveyance fees                     11,000             --         2,855,000               --               --
  Other income                                        --        100,000           410,000               --          777,000
  Gain on sale of loans:
    Excess yield                                      --             --                --               --        9,617,000
    Premiums                                          --             --                --               --       19,600,000
  Loan servicing fees                                 --             --           199,000               --               --
  Equity in income of subsidiaries                    --             --         8,226,000               --               --

--------------------------------------------------------------------------------------------------------------------------


Total noninterest income                          11,000        100,000        11,690,000               --       29,994,000
==========================================================================================================================

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES


                                                                     SCHEDULE II
                                             CONSOLIDATING SCHEDULE - OPERATIONS
                                                    YEAR ENDED DECEMBER 31, 1996
                                                                     (CONTINUED)




                                            Pacific-          Pacific                             Lenders
                                             America           Thrift         Consolidated     Posting and
                                              Money           and Loan        Reconveyance      Publishing
                                           Center, Inc.        Company           Company          Company
============================================================================================================
NONINTEREST EXPENSE
  Salaries and employee benefits               672,000        13,929,000         1,715,000         151,000
  General and administrative                 3,004,000         8,867,000           947,000         142,000
  Related party fees                         1,071,000                --                --              --
  Operations of other real estate              102,000           465,000                --              --
  Depreciation and amortization                339,000           375,000            29,000              --
  Loss on disposal of business segment         928,000                --                --              --
-----------------------------------------------------------------------------------------------------------


Total noninterest expense                    6,116,000        23,636,000         2,691,000         293,000
-----------------------------------------------------------------------------------------------------------


INCOME (LOSS) BEFORE INCOME TAXES            3,148,000        10,358,000           153,000         117,000

INCOME TAX EXPENSE (BENEFIT)                (1,014,000)        3,304,000             2,000           2,000
-----------------------------------------------------------------------------------------------------------


INCOME FROM CONTINUING OPERATIONS            4,162,000         7,054,000           151,000         115,000

LOSS FROM DISCONTINUED OPERATIONS                   --                --                --              --
-----------------------------------------------------------------------------------------------------------


NET INCOME                                  $4,162,000      $  7,054,000       $   151,000       $ 115,000
===========================================================================================================

                                          Consolidated
                                          Reconveyance    Pacific-
                                          Corporation,    America          Eliminating Entries
                                               WA          Lending          Dr             Cr         Consolidated
=====================================================================================================================
NONINTEREST EXPENSE
  Salaries and employee benefits                 --        21,000               --       1,866,000        14,622,000
  General and administrative                  1,000       148,000               --       1,090,000        12,019,000
  Related party fees                             --            --               --         199,000           872,000
  Operations of other real estate                --       114,000               --              --           681,000
  Depreciation and amortization                  --            --               --          29,000           714,000
  Loss on disposal of business segment           --            --               --         928,000                --

---------------------------------------------------------------------------------------------------------------------


Total noninterest expense                     1,000       283,000               --       4,112,000        28,908,000

---------------------------------------------------------------------------------------------------------------------


INCOME BEFORE INCOME TAXES                   10,000       263,000       11,690,000       4,112,000         6,471,000

INCOME TAX EXPENSE (BENEFIT)                     --      (633,000)              --           3,000         1,658,000

---------------------------------------------------------------------------------------------------------------------


INCOME FROM CONTINUING OPERATIONS            10,000       896,000       11,690,000       4,115,000         4,813,000

LOSS FROM DISCONTINUED OPERATIONS                --            --        3,917,000       3,266,000          (651,000)

---------------------------------------------------------------------------------------------------------------------


NET INCOME                                  $10,000      $896,000      $15,607,000      $7,381,000      $  4,162,000

=====================================================================================================================



See independent auditors' report and notes to consolidated financial statements.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES


                                                                    SCHEDULE III
                                     CONSOLIDATING SCHEDULE - FINANCIAL POSITION
                                                               DECEMBER 31, 1995


                                                                  Lenders      Pacific-
                                         Pacific                  Posting      America
                         Presidential    Thrift     Consolidated    and         Money
                           Mortgage     and Loan    Reconveyance  Publishing    Center,    Eliminating Entries
                           Company       Company      Company      Company        Inc.        Dr           Cr        Consolidated
----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash
 equivalents             $   609,000   $ 9,550,000   $  283,000   $ 47,000   $       --   $        --   $        --   $10,489,000

Accounts receivable            1,000       126,000    2,925,000    285,000           --            --            --     3,337,000

Accrued interest
 receivable                  357,000       546,000           --         --           --            --            --       903,000

Loans receivable           3,332,000    40,576,000           --         --           --            --            --    43,908,000

Loans held for sale        3,000,000     9,577,000           --         --           --            --            --    12,577,000

Receivable from
 related party               417,000       116,000           --         --           --            --       186,000       347,000

Excess yield
 receivable                       --     2,725,000           --         --           --            --            --     2,725,000

Other real estate          1,408,000     1,748,000           --         --           --            --            --     3,156,000

Property and equipment        48,000     1,269,000      115,000     20,000           --            --        54,000     1,398,000

Goodwill                   1,808,000            --           --         --           --            --            --     1,808,000


Deferred income taxes             --     1,612,000           --         --           --            --            --     1,612,000

Other assets                  90,000       440,000       44,000      6,000      104,000            --            --       684,000


Investment in
 subsidiaries              7,970,000            --           --         --           --     4,485,000    12,455,000            --
---------------------------------------------------------------------------------------------------------------------------------


                         $19,040,000   $68,285,000   $3,367,000   $358,000   $  104,000   $ 4,485,000   $12,695,000   $82,944,000
---------------------------------------------------------------------------------------------------------------------------------


See independent auditors' report and notes to consolidated financial statements.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES


                                                                    SCHEDULE III
                                     CONSOLIDATING SCHEDULE - FINANCIAL POSITION
                                                               DECEMBER 31, 1995


                                         Pacific                   Lenders      Pacific-
                         Presidential    Thrift      Consolidated  Posting and  America
                           Mortgage      and Loan    Reconveyance  Publishing   Money           Eliminating Entries
                           Company       Company       Company     Company      Center, Inc.      Dr            Cr      Consolidated
====================================================================================================================================
LIABILITIES AND
  PARTNERS' CAPITAL

Thrift certificates
   payable
  Full-paid
   certificates          $        --  $35,881,000    $       --   $     --      $        --   $        --   $       --   $35,881,000
  Installment
   certificates                   --   24,275,000            --         --               --            --           --    24,275,000
------------------------------------------------------------------------------------------------------------------------------------

                                  --   60,156,000            --         --               --            --           --    60,156,000


Accounts payable and
  accrued expenses           694,000      769,000     2,444,000    132,000               --        21,000           --     4,018,000

Accrued interest
  payable                    170,000      103,000            --         --               --            --           --       273,000


Payable to related
  party                      345,000           --            --         --          101,000       165,000           --       281,000


Mortgage notes payable       560,000       51,000            --         --               --            --           --       611,000


Notes payable              6,771,000           --            --         --               --            --           --     6,771,000

Note payable to
  related party              600,000           --            --         --               --            --           --       600,000


Deferred income taxes             --      387,000            --         --               --            --           --       387,000

Partnership withdrawals
  payable                  1,120,000           --            --         --               --            --           --     1,120,000
------------------------------------------------------------------------------------------------------------------------------------


                          10,260,000   61,466,000     2,444,000    132,000          101,000       186,000           --    74,217,000
------------------------------------------------------------------------------------------------------------------------------------


Commitments and
  contingencies
------------------------------------------------------------------------------------------------------------------------------------

Partners' capital
  Common stock                    --    3,000,000            --         --               --     3,000,000           --            --
  Additional paid-in
    capital                       --    8,304,000            --         --            3,000     8,307,000           --            --
  Accumulated deficit             --   (4,485,000)           --         --               --            --    4,485,000            --
  Partners' capital        8,780,000           --       923,000    226,000               --     1,202,000           --     8,727,000
------------------------------------------------------------------------------------------------------------------------------------


                           8,780,000    6,819,000       923,000    226,000            3,000    12,509,000    4,485,000     8,727,000
------------------------------------------------------------------------------------------------------------------------------------


                         $19,040,000  $68,285,000    $3,367,000   $358,000      $   104,000   $12,695,000   $4,485,000   $82,944,000
====================================================================================================================================


See independent auditors' report and notes to consolidated financial statements.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES


                                                                     SCHEDULE IV
                                             CONSOLIDATING SCHEDULE - OPERATIONS
                                                    YEAR ENDED DECEMBER 31, 1995


                                                                Pacific                         Lenders
                                              Presidential       Thrift       Consolidated    Posting and
                                                Mortgage        and Loan      Reconveyance     Publishing
                                                 Company         Company         Company        Company
---------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans receivable                              $ 1,872,000      $7,013,000     $       --     $     --
  Deposits with financial institutions               10,000         682,000             --           --
---------------------------------------------------------------------------------------------------------


Total interest income                             1,882,000       7,695,000             --           --
---------------------------------------------------------------------------------------------------------


INTEREST EXPENSE
  Thrift certificates greater than $100,000              --           7,000             --           --
  Other thrift certificates                              --       3,813,000             --           --
  Notes payable                                   1,379,000              --             --           --
---------------------------------------------------------------------------------------------------------


Total interest expense                            1,379,000       3,820,000             --           --
---------------------------------------------------------------------------------------------------------


Net interest income                                 503,000       3,875,000             --           --

PROVISION FOR LOAN LOSSES                         1,894,000       1,395,000             --           --
---------------------------------------------------------------------------------------------------------


Net interest income (expense) after
  provision for loan losses                      (1,391,000)      2,480,000             --           --
---------------------------------------------------------------------------------------------------------


NONINTEREST INCOME
  Trust and reconveyance fees                            --              --      3,248,000           --
  Other income                                      139,000         353,000             --      577,000
  Gain on sale of loans                                  --       8,895,000             --           --
  Loan servicing fees                                    --         351,000             --           --
  Equity in income of subsidiaries                4,016,000              --             --           --
---------------------------------------------------------------------------------------------------------

                                                  4,155,000       9,599,000      3,248,000      577,000
---------------------------------------------------------------------------------------------------------

                                                  Pacific-
                                                  America
                                                   Money         Eliminating Entries
                                                Center, Inc.       Dr            Cr        Consolidated
-------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans receivable                              $       --     $       --     $       --     $8,885,000
  Deposits with financial institutions                  --             --             --        692,000
------------------------------------------------------------------------------------------------------


Total interest income                                   --             --             --      9,577,000
-------------------------------------------------------------------------------------------------------


INTEREST EXPENSE
  Thrift certificates greater than $100,000             --             --             --          7,000
  Other thrift certificates                             --             --             --      3,813,000
  Notes payable                                         --             --             --      1,379,000
-------------------------------------------------------------------------------------------------------


Total interest expense                                  --             --             --      5,199,000
-------------------------------------------------------------------------------------------------------


Net interest income                                     --             --             --      4,378,000

PROVISION FOR LOAN LOSSES                               --             --             --      3,289,000
-------------------------------------------------------------------------------------------------------


Net interest income (expense) after
  provision for loan losses                             --             --             --      1,089,000
-------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
  Trust and reconveyance fees                           --      3,248,000             --             --
  Other income                                          --        577,000         53,000        545,000
  Gain on sale of loans                                 --             --             --      8,895,000
  Loan servicing fees                                   --        351,000             --             --
  Equity in income of subsidiaries                      --      4,016,000             --             --
-------------------------------------------------------------------------------------------------------


                                                        --      8,192,000         53,000      9,440,000
-------------------------------------------------------------------------------------------------------

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES


                                                                     SCHEDULE IV
                                             CONSOLIDATING SCHEDULE - OPERATIONS
                                                    YEAR ENDED DECEMBER 31, 1995
                                                                     (CONTINUED)



                                                            Pacific                      Lenders      Pacific-
                                            Presidential    Thrift       Consolidated  Posting and     America
                                            Mortgage        and Loan     Reconveyance  Publishing       Money
                                             Company         Company     Company         Company      Center, Inc.
--------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
  Salaries and employee benefits               392,000     5,608,000      1,712,000        146,000             -
  General and administrative                 1,192,000     4,002,000        927,000        152,000             -
  Related party fees                         1,363,000             -              -              -             -
  Operations of other real estate            1,120,000        92,000              -              -             -
  Depreciation and amortization                529,000       446,000         26,000              -             -
--------------------------------------------------------------------------------------------------------------------


                                             4,596,000    10,148,000      2,665,000        298,000             -
--------------------------------------------------------------------------------------------------------------------


INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT) (1,832,000)    1,931,000        583,000        279,000             -

INCOME TAXES (BENEFIT)                           1,000    (1,224,000)         1,000          1,000             -
--------------------------------------------------------------------------------------------------------------------


INCOME (LOSS) FROM CONTINUING OPERATIONS    (1,833,000)    3,155,000        582,000        278,000             -

INCOME FROM DISCONTINUED OPERATIONS                  -             -              -              -             -
--------------------------------------------------------------------------------------------------------------------


NET INCOME (LOSS)                          $(1,833,000)   $3,155,000     $  582,000    $   278,000    $        -
--------------------------------------------------------------------------------------------------------------------

                                                    Eliminating Entries
                                                      Dr            Cr          Consolidated
--------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
  Salaries and employee benefits                            -     1,858,000       6,000,000
  General and administrative                                -     1,079,000       5,194,000
  Related party fees                                        -       351,000       1,012,000
  Operations of other real estate                           -             -       1,212,000
  Depreciation and amortization                             -       108,000         893,000
--------------------------------------------------------------------------------------------


                                                            -     3,396,000      14,311,000
--------------------------------------------------------------------------------------------


INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)         8,192,000     3,449,000      (3,782,000)

INCOME TAXES (BENEFIT)                                      -         2,000      (1,223,000)
--------------------------------------------------------------------------------------------


INCOME (LOSS) FROM CONTINUING OPERATIONS            8,192,000     3,451,000      (2,559,000)

INCOME FROM DISCONTINUED OPERATIONS                 2,965,000     3,826,000         861,000
--------------------------------------------------------------------------------------------


NET INCOME (LOSS)                                 $11,157,000    $7,277,000     $(1,698,000)
--------------------------------------------------------------------------------------------


See independent auditors' report and notes to consolidated financial statements.

                                              PACIFICAMERICA MONEY CENTER, INC.
                                                               AND SUBSIDIARIES

                                                                     SCHEDULE V
                                            CONSOLIDATING SCHEDULE - OPERATIONS
                                                   YEAR ENDED DECEMBER 31, 1994

=============================================================================================================
                                                                  Pacific                           Lenders
                                              Presidential        Thrift        Consolidated     Posting and
                                                Mortgage         and Loan       Reconveyance      Publishing
                                                 Company         Company          Company          Company
=============================================================================================================
INTEREST INCOME
  Loans receivable                              $2,969,000     $8,034,000      $         --     $         --
  Deposits with financial institutions               1,000        400,000                --               --
-------------------------------------------------------------------------------------------------------------

Total interest income                            2,970,000      8,434,000                --               --
-------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
  Thrift certificates greater than $100,000             --         28,000                --               --
  Other thrift certificates                             --      2,917,000                --               --
  Notes payable                                  1,974,000          8,000                --               --
-------------------------------------------------------------------------------------------------------------

Total interest expense                           1,974,000      2,953,000                --               --
-------------------------------------------------------------------------------------------------------------

Net interest income                                996,000      5,481,000                --               --

PROVISION FOR LOAN LOSSES                        4,682,000      1,414,000                --               --
-------------------------------------------------------------------------------------------------------------

Net interest income (expense) after
  provision for loan losses                     (3,686,000)     4,067,000                --               --
-------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
  Trust and reconveyance fees                           --             --         3,344,000               --
  Other income                                     319,000        806,000                --          587,000
  Gain on sale of loans                                 --        946,000                --               --
  Loan servicing fees                                   --        545,000                --               --
  Equity in income of subsidiaries              (2,001,000)            --                --               --
-------------------------------------------------------------------------------------------------------------
                                                (1,682,000)     2,297,000         3,344,000          587,000
-------------------------------------------------------------------------------------------------------------





===================================================================================================================================
                                                  Eliminating Entries
                                                ----------------------
                                                   Dr            Cr             Consolidated
===================================================================================================================================
INTEREST INCOME
  Loans receivable                              $      --        $      --       $11,003,000
  Deposits with financial institutions                 --               --           401,000
-----------------------------------------------------------------------------------------------------------------------------------

Total interest income                                  --               --        11,404,000
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
  Thrift certificates greater than $100,000            --               --            28,000
  Other thrift certificates                            --               --         2,917,000
  Notes payable                                        --               --         1,982,000
-----------------------------------------------------------------------------------------------------------------------------------

Total interest expense                                 --               --         4,927,000
-----------------------------------------------------------------------------------------------------------------------------------

Net interest income                                    --               --         6,477,000

PROVISION FOR LOAN LOSSES                              --               --         6,096,000
-----------------------------------------------------------------------------------------------------------------------------------

Net interest income (expense) after
  provision for loan losses                            --               --           381,000
-----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
  Trust and reconveyance fees                   3,344,000               --                --
  Other income                                    587,000               --         1,125,000
  Gain on sale of loans                                --               --           946,000
  Loan servicing fees                             545,000               --                --
  Equity in income of subsidiaries                907,000        2,908,000                --
-----------------------------------------------------------------------------------------------------------------------------------
                                                5,383,000        2,908,000         2,071,000
-----------------------------------------------------------------------------------------------------------------------------------

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                                                      SCHEDULE V
                                             CONSOLIDATING SCHEDULE - OPERATIONS
                                                    YEAR ENDED DECEMBER 31, 1994


------------------------------------------------------------------------------------------------------------
                                                                Pacific                           Lenders
                                                Presidential     Thrift         Consolidated    Passing and
                                                  Mortgage      and Loan        Reconveyance    Publishing
                                                Company          Company          Company         Company
------------------------------------------------------------------------------------------------------------
Noninterest expense
  Salaries and employee benefits                $   295,000     $ 4,460,000     $1,569,000      $169,000
  General and administrative                      1,752,000       4,081,000      1,168,000        89,000
  Related party fees                              1,350,000              --             --            --
  Operations of other real estate                   439,000         293,000             --            --
  Depreciation amortization                         310,000         437,000         29,000            --
------------------------------------------------------------------------------------------------------------
                                                  4,146,000       9,271,000      2,766,000       258,000
------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (benefit)      (9,514,000)     (2,907,000)       578,000       329,000
Income taxes (benefit)                                   --           1,000             --            --
------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations         (9,514,000)     (2,908,000)       578,000       329,000
Income from discontinued operations                      --              --             --            --
------------------------------------------------------------------------------------------------------------
Net income (loss)                               $(9,514,000)    $(2,908,000)    $  578,000      $329,000
============================================================================================================


                                                    Eliminating Entries
                                                ---------------------------
                                                   Dr              Cr           Consolidated
--------------------------------------------------------------------------------------------
Noninterest expense
  Salaries and employee benefits                $       --      $ 1,738,000     $  4,755,000
  General and administrative                            --        1,257,000        5,833,000
  Related party fees                                    --          545,000          805,000
  Operations of other real estate                       --               --          732,000
  Depreciation amortization                             --           29,000          747,000
--------------------------------------------------------------------------------------------
                                                        --        3,569,000       12,872,000
--------------------------------------------------------------------------------------------
Income (loss) before income taxes (benefit)      5,383,000        6,477,000      (10,420,000)
Income taxes (benefit)                                  --               --            1,000
--------------------------------------------------------------------------------------------
Income (loss) from continuing operations         5,383,000        6,477,000      (10,421,000)
Income from discontinued operations              3,024,000        3,931,000          907,000
--------------------------------------------------------------------------------------------
Net income (loss)                               $8,407,000      $10,408,000     $ (9,514,000)
============================================================================================

See independent auditors' report and notes to consolidated financial statements.

                                INDEX OF EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
3.1               Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant's Registration
                  Statement on Form S-4, as filed with the Securities and Exchange Commission on December 22, 1995, as amended and declared effective on May 14, 1996 (the "Registration
                  Statement").

3.2               Bylaws of the Registrant, incorporated by reference to the
                  Exhibit 3.2 of the Registration Statement.

4.1 Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Registration Statement.

4.2 General Partner Warrant Agreement and Warrant, incorporated by reference to Exhibit 4.2 of the Registration Statement.

4.3 Subscriber Warrant and Warrant Agreement, incorporated by reference to Exhibit 4.3 of the Registration Statement.

10.1              Employment Agreement by and between the Registrant and Joel R.
                  Schultz, incorporated by reference to Exhibit 10.1 of the Registration Statement.

10.2              Employment Agreement by and between the Registrant and Richard
                  D. Young, incorporated by reference to Exhibit 10.2 of the Registration Statement.

10.3              Employment Agreement by and between the Registrant and Kenneth
                  A. Carmona, incorporated by reference to Exhibit 10.3 of the Registration Statement.

10.4              Employment Agreement by and between the Registrant and Norman
                  A. Markiewicz, incorporated by reference to Exhibit 10.4 of the Registration Statement.

10.5              Employment Agreement by and between the Registrant and Richard
                  B. Fremed, incorporated by reference to Exhibit 10.5 of the Registration Statement.

10.6 Employment Agreement by and between Pacific Thrift and Loan Company, Inc. and Frank Landini, incorporated by reference to
                  Exhibit 10.6 of the Registration Statement.

10.7              Employment Agreement by and between the Registrant and Charles
                  J. Siegel.

10.8 Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers, incorporated by reference to Exhibit 10.7 of the Registration Statement.

10.9 Stock Option Plan of the Registrant, dated January 1, 1996, incorporated by reference to Exhibit 10.8 of the Registration Statement.

10.10 Stock Purchase Plan of the Registrant, dated January 1, 1996, incorporated by reference to Exhibit 10.9 of the Registration Statement.

10.11 Supplemental Executive Retirement Plan of the Registrant, dated January 1, 1996, incorporated by reference to Exhibit
                  10.10 of the Registration Statement.

10.12 Master Loan Purchase Agreement dated as of October 31, 1996, by and between the Registrant and Aames Capital Corporation, incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.

10.13 First and Second Amendments to Master Loan Purchase Agreement by and between the Registrant and Aames Capital Corporation.

10.14 Amended and Restated Corporate Finance Agreement, dated as of January 27, 1997, by and among the Registrant, Advanta Mortgage Conduit Services, Inc. and Advanta Mortgage Corp. USA.

10.15 Asset and Stock Purchase and Sale and Assumption of Liabilities Agreement, Secured Promissory Note and Security Agreement, all dated as of December 15, 1996, among the Registrant, Consolidated Reconveyance Company, Lenders Posting and Publishing Company, Consolidated Reconveyance Corporation, Consolidated Reconveyance Company, LLC and Lenders Posting and Publishing Company, LLC, incorporated by reference to Exhibit
                  10.1 of the Registrant's Report on Form 8-K for December 31, 1996.

11.1              Calculation of Earnings Per Share

10.16 Mortgage Loan Purchase and Sale Agreement dated as of December 27, 1996, by and between the Company and Pacific Crest Investment and Loan, incorporated by reference to Exhibit 10.2 of the Registrant's Report on Form 8-K for December 31, 1996.

16.1 Letter of Ernst & Young regarding termination dated September 27, 1995, incorporated by reference to the Registrant's Report on Form 8-K for September 12, 1995.

21.1              Subsidiaries of the Registrant

27.               Financial Data Schedule