Form 10-Q
period 1997-03-31
PACIFICAMERICA MONEY CENTER INC
filed 1997-05-15
CIK 921623

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                QUARTERLY REPORT
                              ---------------------


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM __________ TO __________

                         Commission file number 0-20897

                        PACIFICAMERICA MONEY CENTER, INC.
             (Exact name of Registrant as specified in its charter)

            California                                95-4465729
   (State or other jurisdiction of         (IRS Employer Identification Number)
    incorporation or organization)

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
                                        ----      ----

                                PACIFICAMERICA MONEY CENTER
                                      AND SUBSIDIARIES



                               Consolidated Balance Sheets

                           December 31, 1996 and March 31, 1997

                                                      MARCH 31,          DECEMBER 31,
                                                         1997               1996
                                                     (Unaudited)
                         Assets

Cash & cash equivalents                             $  4,004,000      $  8,640,000
Accounts receivable, net                               1,482,000         2,349,000
Receivable for mortgage loans shipped                 10,664,000        24,310,000
Interest receivable                                      850,000         1,144,000
Premium receivable for loans sold                              0         1,195,000
Loans receivable, net  (Note 2)                       33,615,000        33,515,000
Loans held for sale                                   22,972,000        18,148,000
Excess yield receivable                               24,864,000        11,698,000
Real estate acquired in settlement of loans            4,284,000         4,285,000
Property and equipment, net                            2,424,000         2,360,000
Deferred income taxes                                  4,995,000         4,995,000
Refundable income taxes                                  730,000           730,000
Other assets                                           1,456,000         1,565,000
                                                    ------------      ------------
                                                    $112,340,000      $114,934,000
                                                    ============      ============

Liabilities and Stockholders' Equity

  Thrift certificates payable
    Full-paid certificates                            49,265,000        56,343,000
    Installment certificates                          24,379,000        24,659,000
                                                    ------------      ------------
  Total thrift certificates payable                   73,644,000        81,002,000
  Accounts payable and accrued expenses                4,370,000         2,235,000
  Accrued interest payable                               247,000           185,000
  Mortgage notes payable                               1,638,000         1,557,000
  Note payable                                         2,545,000         3,290,000
  Deferred income taxes                                4,699,000         4,699,000
                                                    ------------      ------------
                                                    $ 87,143,000      $ 92,968,000
                                                    ------------      ------------

Stockholders' Equity                                  25,197,000        21,966,000

                                                    ------------      ------------
                                                    $112,340,000      $114,934,000
                                                    ============      ============


See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations

                           PACIFICAMERICA MONEY CENTER
                                 AND SUBSIDIARIES

                        Consolidated Statements of Income
                                    Unaudited

                                                                     THREE MONTHS ENDED
                                                                   March 31,        March 31,
                                                                      1997             1996
Interest Income:
  Interest and fees on loans receivable                             2,650,000        2,278,000
  Interest on investments                                              92,000          130,000
                                                                  -----------      -----------
                                        Total interest income       2,742,000        2,408,000
Interest Expense:
  Interest on thrift certificates greater than $100,000                     0                0
  Interest on other thrift certificates                             1,063,000        1,010,000
  Interest on notes payable                                            10,000          217,000
                                                                  -----------      -----------
                                       Total interest expense       1,073,000        1,227,000
                                                                  -----------      -----------
Net interest income                                                 1,669,000        1,181,000
Provision for loan losses                                             309,000          725,000
                                                                  -----------      -----------
         Net interest income after provision for loan losses         1,360,000          456,000

Noninterest income:
  Other income                                                         55,000          101,000
  Gain on sale of loans
    Excess Yield                                                   12,787,000        4,622,000
    Premium                                                           583,000           90,000
                                                                  -----------      -----------
                                                                   13,425,000        4,813,000
Noninterest expense:
  General and administrative                                        3,977,000        1,882,000
  Salaries, employee benefits and personnel services                5,268,000        2,233,000
  Amortization of organization costs                                   46,000           26,000
  Related party fees                                                        0          472,000
  Depreciation and amortization                                       114,000          101,000
  Expenses on real estate acquired in settlement of loans             202,000           60,000
  Net loss on sales of real estate acquired
    in settlement of loans                                            (46,000)         105,000
                                                                  -----------      -----------
                                                                    9,561,000        4,879,000
                                                                  -----------      -----------
                    Income before tax provision                     5,224,000          390,000
                                                                  -----------      -----------
  Tax provision                                                     2,195,000          348,000
                                                                  -----------      -----------
  Income from continuing operations                                 3,029,000           42,000

  Income from discontinued operations                                       0          237,000
                                                                  -----------      -----------
                                                  Net income        3,029,000          279,000
                                                                  ===========      ===========

  Primary and fully diluted earnings per share                          $1.29                -
  Weighted Average Shares Outstanding                               2,350,550


See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PACIFICAMERICA MONEY CENTER
                                AND SUBSIDIARIES


                Consolidated Statements of Cash Flows (Unaudited)

                   Three months ended March 31, 1997 and 1996

                                                  Three Months     Three Months
                                                     Ended            Ended
                                                    3-31-97          3-31-96
Cash flows from operating activities:
 Adjustments to reconcile net income to net
 cash used in operating activities:
  Net income                                        3,029,000           279,000
  Depreciation and amortization                       160,000           133,000
  Provision for loan losses                           309,000           725,000
  Net (gain) loss on sales of real estate
    acquired in settlement of loans                   (46,000)          105,000
  Proceeds from loans originated for sale         125,321,000        61,819,000
  Originations of loans held for sale            (143,165,000)      (60,910,000)
  (Increase) decrease in asset accounts:
  Accounts receivable                                 867,000       (12,566,000)
  Receivable for mortgage loans shipped            13,646,000                 0
  Interest receivable                                 294,000           (28,000)
  Premium receivable for loans sold                 1,195,000                 0
  Excess yield receivable                         (13,166,000)          258,000
  Goodwill                                                  0            30,000
  Other assets                                         63,000          (125,000)
  Accounts payable and accrued expenses
  and interest payable                              2,197,000          (202,000)
                                                 ------------      ------------
Net cash used in operating activities              (9,296,000)      (10,482,000)
                                                 ------------      ------------
Cash flows from investing activities:
  Proceeds from sale of real estate loans           9,787,000                 0
  (Increase) decrease in loans receivable           2,645,000        (1,786,000)
  Increase in property and
    equipment                                        (178,000)         (251,000)
  Increase in mortgages payable
    on other real estate                               81,000            42,000
  (Increase) decrease in other real estate            226,000          (208,000)
                                                 ------------      ------------
Net cash provided by (used in) investing
activities                                         12,561,000        (2,203,000)
                                                 ------------      ------------

Cash flow from financing activities:
  Increase (decrease) in thrift certificates       (7,358,000)       12,625,000
  (Decrease) in line of credit                       (745,000)         (271,000)
  Stock purchases                                     202,000                 0
                                                 ------------      ------------
Net cash provided by (used in) financing
activities                                         (7,901,000)       12,354,000
                                                 ------------      ------------

Net decrease in cash and cash equivalents          (4,636,000)         (331,000)

Cash and cash equivalents at beginning
  of period                                         8,640,000        10,489,000
                                                 ------------      ------------
Cash and cash equivalents at end of period          4,004,000        10,158,000
                                                 ============      ============



See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PACIFICAMERICA MONEY CENTER
                                AND SUBSIDIARIES



                          Notes to Consolidated Financial Statements


1) The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments (all of which are of a normal recurring nature) which are necessary to fairly state the Company's financial position, its cash flows and the results of its operations. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosure contained in the Company's most recent annual report has been omitted. The interim financial information herein is not necessarily representative of operations for a full year for various reasons including changes in interest rates, volume of loans originated and loans paid off.


2)        Loans Receivable

          The following is a summary of Loans Receivable:

                                                                @ 3-31-97        @ 12-31-96
Interest bearing loans                                        $ 35,852,000      $ 36,573,000
Deferred loan fees, net                                           (448,000)         (594,000)
Allowance for loan losses                                       (1,789,000)       (2,464,000)
                                                              ------------      ------------
                                               Total          $ 33,615,000      $ 33,515,000
                                                              ============      ============

The following is a summary of Allowance for Loan Losses:

Balance at 12-31-96                                           $  2,464,000
Additions to reserve                                               309,000
Charge offs/recoveries                                            (984,000)
                                                              ------------
Balance at 3-31-97                                            $  1,789,000
                                                              ============

3)        New Accounting Standard

          On March 3, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share". SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997;
          early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its earnings per share computation(s).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

         On June 27, 1996, PacificAmerica Money Center, Inc. (the "Company") and Presidential Mortgage Company, a California limited partnership (the "Partnership") completed a restructuring plan dated May 1, 1996 (the "Restructuring"), whereby all of the assets and liabilities of the Partnership were transferred to the Company in exchange for common stock of the Company (the "Common Stock"). Pursuant to the Restructuring Plan, 603,234 shares of Common Stock were issued to partners of the Partnership (other than limited partners electing a "cash out option") for their interests in the Partnership and $2,855,600.00 was paid by the Company to partners electing a "cash out option." Concurrently with the solicitation of consent pursuant to the Proxy Statement/Prospectus dated May 14, 1996, the Company made a rights offering (the "Rights Offering"), pursuant to which a total of 324,628 shares were subscribed for and issued. Pursuant to a Prospectus dated June 24, 1996, the Company also conducted a public offering of additional shares of Common Stock at $10 per share (the "Public Offering"). A total of 878,210 shares were issued in the Public Offering, including 114,549 shares in connection with the exercise of an over-allotment option by the underwriter of the Public Offering. The Company issued a total of 1,806,072 shares of Common Stock in connection with the Restructuring, the Rights Offering and the Public Offering. The shares of Common Stock are listed for trading on the Nasdaq National Market under the symbol "PAMM."

         The Restructuring has been accounted for as a change in legal organization but not in the enterprise formerly engaged in by the Partnership. Therefore, the financial statements of the Company give effect to the Restructuring as a recapitalization of the Partnership into the Company. References to the Company in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the financial condition and results of operations of the Partnership on a consolidated basis for all periods prior to June 27, 1996.

         The unaudited interim consolidated financial statements should be read in conjunction with the historical consolidated financial statements and the related notes thereto of the Company filed with its Annual Report on Form 10-K for the year ended December 31, 1996.

FINANCIAL CONDITION

         Total consolidated assets of the Company decreased $2.6 million (2.3%) to $112.3 million at March 31, 1997 from $114.9 million at December 31, 1996. The decrease resulted primarily from decreases in receivable for mortgage loans sold, cash and cash equivalents and accounts receivable, partially offset by increases in excess yield receivable and loans held for sale. The receivable for mortgage loans sold at March 31, 1997, decreased $13.6 million, or 56.0%, to $10.7 million from $24.3 million at December 31, 1996. This line item represents the purchase price of loans sold near the end of each quarter, for which payment is received early in the following quarter, and fluctuates depending upon the timing of sales of loans and date of receipt of the purchase price for such loans. Cash and cash equivalents decreased $4.6 million, or 53.5%, to $4.0 million at March 31, 1997 from $8.6 million at December 31, 1996. Cash and cash equivalents also fluctuates depending upon the timing of loan originations and sales and receipt of consideration for loan sales. Excess yield receivable increased $13.2 million, or 112.82%, to $24.9 million at March 31, 1997 from $11.7 million at December 31, 1996, reflecting the Company's retained interest in excess spread on loans sold for securitization under the current terms of its loan sales agreements with Aames Capital Corporation ("Aames") and

Advanta Mortgage Corp. USA ("Advanta"). The Company did not begin retaining an interest in excess spread on loans sold until the fourth quarter of 1996, and the increase in excess yield receivable represents the buildup of this asset from all loans sold to Aames and Advanta since the respective dates of the current agreements entered with these purchasers. Loans held for sale increased $4.9 million, or 27.1%, to $23.0 million at March 31, 1997 from $18.1 million at December 31, 1996, representing the buildup of the Company's inventory of loans held for sale. The only loans included in the inventory of loans held for sale are loans anticipated to be sold in subsequent securitizations. The Company plans to increase the inventory of loans held for sale at the end of each quarter as part of its business strategy for sustained earnings growth.

         Total liabilities decreased $5.9 million, or 6.3%, to $87.1 million at March 31, 1997 from $93.0 million at December 31, 1996, due to decreases in thrift certificates outstanding and notes payable, partially offset by an increase in accounts payable and accrued expenses. Thrift certificates decreased $7.4 million, or 9.1%, to $73.6 million at March 31, 1997 from $81.0 million at December 31, 1996. Management of Pacific Thrift and Loan Company ("Pacific Thrift"), the Company's primary operating subsidiary, adjusts rates on thrift certificates on a regular basis in order to control the increase or decrease in the total outstanding certificates, as management deems necessary to support Pacific Thrift's cash flow requirements. Accounts payable and accrued expenses increased $2.2 million, or 100%, to $4.4 million at March 31, 1997 from $2.2 million at December 31, 1996, reflecting an increase in income taxes payable based on the first quarter's pre-tax income. Note payable decreased $.8 million, or 24.2%, to $2.5 million at March 31, 1997 from $3.3 million at December 31, 1996, reflecting the final pay off of a bank loan to Fleet Bank, N.A. in January 1997.

         Total stockholders' equity increased by $3.2 million, or 14.5%, to $25.2 million at March 31, 1997 from $22.0 million at December 31, 1996, reflecting primarily the net income from operations of $3.0 million in the first quarter of 1997.

RESULTS OF OPERATIONS

GENERAL

         The Company reported net income after tax provision of $3.0 million, or $1.29 for primary and fully diluted earnings per share, for the quarter ended March 31, 1997. These results are not necessarily indicative of results for any other interim period or for the full year.

         For the comparable period of 1996, the Company reported net income after tax provision of $.3 million. The 985.7% increase in net income after tax provision was primarily due to the $8.6 million increase in gain on sale of loans in the first quarter of 1997 compared with the first quarter of 1996, reflecting a substantial increase in the Company's loan production over the past twelve months, as well as the improved margins on sale of loans under the Company's current agreements with Aames and Advanta, which has applied to all loan sales by the Company since the fourth quarter of 1996. Loans originated for sale increased $82.2 million, or 135.0% to $143.1 million for the quarter ended March 31, 1997 from $60.9 million for the quarter ended March 31, 1996. Gain on sale of loans increased by $8.6 million, or 183.0%, to $13.3 million for the first quarter of 1997, from $4.7 million for the first quarter of 1996.

INTEREST INCOME

         Total interest income increased $.3 million, or 12.5%, to $2.7 million for the first quarter of 1997 from $2.4 million for the first quarter of 1996. Total interest expense decreased $.1 million, or 8.3%, to $1.1 million for the first quarter of 1997 from $1.2 million for the first quarter of 1996, due primarily to a decrease in interest paid on the Company's bank loan, which was paid off in January 1997. Net interest income before provision for loan losses increased $.5 million, or 41.7% for the quarter, to $1.7 million for the first quarter of 1997 from $1.2 million for the first quarter of 1996.

PROVISION FOR LOAN LOSSES

         The provision for loan losses decreased $.4 million for the quarter ended March 31, 1997 to $.3 million for the first quarter of 1997 from $.7 million for the first quarter of 1996, due primarily to a decrease in the reserves on loans held on loans originated prior to 1990 by Presidential Mortgage Company under its own lending licenses (the "Presidential Portfolio.") The balance of the Presidential Portfolio has been reduced to $2.1 million at March 31, 1997 from $8.5 million at March 31, 1996.

         The total allowance for loan losses was $1.8 million at March 31, 1997, compared to $2.5 million at December 31, 1996. The adequacy of the allowance for loan losses is based on a variety of factors, including the size of the Company's loan portfolio, which does not include loans held for sale, loan classifications and underlying loan collateral values, and is not directly proportional to the level of nonperforming portfolio loans. The ratio of nonaccrual portfolio loans past due 90 days or more ($1.3 million) to total portfolio loans ($35.9 million) was 3.6% at March 31, 1997, compared to a ratio of 3.8% of nonaccrual loans past due 90 days or more ($1.4 million) to total portfolio loans ($36.6 million) total loans at December 31, 1996.

NONINTEREST INCOME

         Total noninterest income increased $8.6 million, or 179.2%, to $13.4 million for the first quarter 1997 from $4.8 million for the first quarter 1996. The primary source of noninterest income is gain on sale of loans originated for sale, which increased $8.6 million, or 183.0%, to $13.3 million for the first quarter 1997 from $4.7 million for the first quarter 1996.

NONINTEREST EXPENSE

         Noninterest expense increased by $4.7 million, or 95.9%, to $9.6 million for the first quarter 1997 from $4.9 million for the first quarter 1996, due primarily to increases in salaries, employee benefits and personnel services and general and administrative expenses. Salaries, employee benefits and personnel services increased $3.1 million, or 140.9% to $5.3 million for the first quarter 1997 from $2.2 million for the first quarter 1996, representing increases in loan representative commissions and the hiring of additional support personnel related to increased loan volume. General and administrative expenses increased $2.1 million, or 110.5%, to $4.0 million for the first quarter 1997 from $1.9 million for the first quarter 1996, also related to increased loan volume.

LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of the Company's liquidity are cash and cash equivalents maintained by Pacific Thrift in connection with its deposit-taking and lending activities and proceeds from sale of loans. At March 31, 1997, cash and cash equivalent assets totaled $4.0 million compared to $8.6 million at December 31, 1996, and receivable for mortgage loans sold totaled $10.7 million (for which cash payment was received in April 1997), compared to $24.3 million at December 31, 1996. Under the terms of the Company's agreement with Advanta, the Company also receives an advance on its excess spread interest in each securitization pool. The Company received an advance of $4.1 million from Advanta in April 1997, and expects to receive an additional advance of $2.8 million in June 1997. These advances are repaid from all future payments of excess spread due from Advanta to the Company, and bear interest at a rate equal to LIBOR plus 1.00% (6.7% at March 31, 1997). Management believes that current levels of liquidity are sufficient to fund its lending operations in accordance with the Company's business plan.

         Management of Pacific Thrift is able to regulate the inflow of funds from thrift certificates by adjusting interest rates to amounts slightly above or below prevailing rates. In the first quarter of 1997, Pacific Thrift adjusted its rates slightly downward to reduce the inflow of funds from thrift certificates, thereby resulting in a $7.4 million reduction in outstanding thrift certificates to $73.6 million at March 31, 1997 from $81.0 million at December 31, 1996. Management believes that Pacific Thrift could readily increase deposit levels if it deemed such an increase necessary to fund lending activities by slightly increasing rates paid on thrift certificates.

         Pacific Thrift is subject to certain leverage and risk-based capital adequacy standards applicable to FDIC-insured institutions. At March 31, 1997, Pacific Thrift met the FDIC regulatory definition of "well capitalized." However, because Pacific Thrift is currently subject to a Memorandum of Understanding requiring it to maintain a certain capital level (which it currently meets), Pacific Thrift is classified by the FDIC as "adequately capitalized." See the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Item 1. "Business - Supervision and Regulation -- Regulatory Actions."

         As indicated in the Statements of Cash Flows, the Company used $9.3 million in cash from operating activities, primarily for the origination of loans held for sale, and $7.9 million in financing activities, primarily from the decrease in thrift certificates, from January 1, 1997 through March 31, 1997. The Company realized $12.6 million from investing activities from January 1, 1997 through March 31, 1997, primarily reflecting $9.8 million in proceeds from sale of loans and a $2.6 million decrease in loans receivable.

New Accounting Standard

         On March 3, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share". SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its earnings per share computation(s).

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         CRC and LPPC, along with all other defendants in the action brought by Consumer Action and two consumers alleging excessive trustee publication fees, have entered into a global settlement with the plaintiffs in this action, which is expected to be completed by May 15, 1997. The settlement amount paid by CRC under the terms of the settlement agreement is immaterial to the Company as a whole.

         With respect to the class action filed against CRC (as one of over 50 defendants) alleging overpayments for trustee sale guarantee fees, the California Court of Appeal has stayed the action pending the negotiation of a global settlement agreement. Management believes, based upon consultation with its counsel in this action, that any liability that may be incurred by CRC in this action would be immaterial to the Company as a whole.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the vote of stockholders during the quarter ended March 31, 1997.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits. None.

         (b)      Reports on Form 8-K.  None.




                                   SIGNATURES

                           Pursuant to the requirements of the Securities
Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 1997.


                                         PACIFICAMERICA MONEY CENTER, INC.
                                         (Registrant)



May 13, 1997
                                         Joel R. Schultz,
                                         President


May 13, 1997
                                         Charles J. Siegel,
                                         Chief Financial and Accounting Officer

                                   SIGNATURES

                           Pursuant to the requirements of the Securities
Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 1997.


                                         PACIFICAMERICA MONEY CENTER, INC.
                                         (Registrant)



May 13, 1997                             JOEL R. SCHULTZ
                                         ---------------------------
                                         Joel R. Schultz,
                                         President


May 13, 1997                             CHARLES J. SIEGEL
                                         ---------------------------
                                         Charles J. Siegel,
                                         Chief Financial and Accounting Officer