Form 10-Q
period 1997-06-30
PACIFICAMERICA MONEY CENTER INC
filed 1997-08-14
CIK 921623

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                QUARTERLY REPORT
                              ---------------------


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
         __________

                         Commission file number 0-20897

                        PACIFICAMERICA MONEY CENTER, INC.
             (Exact name of Registrant as specified in its charter)

            California                                 95-4465729
(State or other jurisdiction                (IRS Employer Identification Number)
of incorporation or organization)

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

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996




                                                  (UNAUDITED)
                                                    JUNE 30,        DECEMBER 31,
                 ASSETS                               1997               1996
-------------------------------------------       ------------       ------------
Cash & cash equivalents                           $  8,736,000       $  8,640,000
Accounts receivable, net                             2,941,000          2,349,000
Receivable for mortgage loans shipped                        0         24,310,000
Interest receivable                                  1,321,000          1,144,000
Premium receivable for loans sold                            0          1,195,000
Loans receivable, net  (Note 5)                     30,049,000         33,515,000
Loans held for sale (Note 6)                        48,329,000         18,148,000
Interest-only strip receivable                      32,134,000         11,698,000
Real estate acquired in settlement of loans          2,756,000          4,285,000
Property and equipment, net                          2,811,000          2,360,000
Deferred income taxes                                4,995,000          4,995,000
Refundable income taxes                                730,000            730,000
Other assets                                         1,308,000          1,565,000
                                                  ------------       ------------
                                                  $136,110,000       $114,934,000
                                                  ============       ============


Liabilities and Stockholders' Equity

  Thrift certificates payable
    Full-paid certificates                        $ 64,813,000       $ 56,343,000
    Installment certificates                        22,310,000         24,659,000
                                                  ------------       ------------
  Total thrift certificates payable                 87,123,000         81,002,000
  Accounts payable and accrued expenses             11,429,000          2,235,000
  Accrued interest payable                             217,000            185,000
  Mortgage notes payable                               742,000          1,557,000
  Note payable                                       2,545,000          3,290,000
  Deferred income taxes                              4,699,000          4,699,000
                                                  ------------       ------------
                                                   106,755,000         92,968,000
                                                  ------------       ------------

Stockholders' Equity                                29,355,000         21,966,000

                                                  ------------       ------------
                                                  $136,110,000       $114,934,000
                                                  ============       ============







  See accompanying Notes to Consolidated Financial Statements and Management's
    Discussion and Analysis of Financial Condition and Results of Operations

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                          ---------------------------------   -----------------------------------
                                                             JUNE 30,         JUNE 30,            JUNE 30,          JUNE 30,
                                                               1997             1996                1997              1996
                                                          ---------------------------------   -----------------------------------
Interest Income:
  Interest and fees on loans receivable                        $2,671,000       $2,446,000           $5,321,000       $4,724,000
  Interest on investments                                          90,000           66,000              181,000          196,000
                                                          ---------------------------------   -----------------------------------
                                  Total interest income         2,761,000        2,512,000            5,502,000        4,920,000
Interest Expense:
  Interest on thrift certificates greater than $100,000                 -                -                    -                -
  Interest on other thrift certificates                         1,100,000        1,000,000            2,162,000        2,010,000
  Interest on notes payable                                             -          190,000               11,000          407,000
                                                          ---------------------------------   -----------------------------------
                                 Total interest expense         1,100,000        1,190,000            2,173,000        2,417,000

Net interest income                                             1,661,000        1,322,000            3,329,000        2,503,000
Provision for loan losses                                         738,000         (469,000)           1,047,000          256,000
                                                          ---------------------------------   -----------------------------------
  Net interest income after provision for loan losses             923,000        1,791,000            2,282,000        2,247,000
                                                          ---------------------------------   -----------------------------------

Noninterest income:
  Other income                                                      8,000           93,000               64,000          194,000
  Gain on sale of loans                                        18,300,000        6,084,000           31,683,000       10,796,000
                                                          ---------------------------------   -----------------------------------
                               Total noninterest income        18,308,000        6,177,000           31,747,000       10,990,000
Noninterest expense:
  General and administrative                                    5,540,000        2,946,000            9,530,000        4,828,000
  Salaries, employee benefits and personnel services            6,574,000        3,251,000           11,842,000        5,484,000
  Amortization of organization costs                               46,000          212,000               91,000          238,000
  Related party fees                                                    -          664,000                    -        1,136,000
  Depreciation and amortization                                   121,000           90,000              235,000          191,000
  Expenses on real estate acquired in settlement of               170,000          195,000              371,000          255,000
    loans
  Net (gain) loss on sales of real estate acquired
    in settlement of loans                                       (120,000)         (66,000)            (166,000)          39,000
                                                          ---------------------------------   -----------------------------------
                              Total noninterest expense        12,331,000        7,292,000           21,903,000       12,171,000
                                                          ---------------------------------   -----------------------------------

                        Net income before tax provision         6,900,000          676,000           12,126,000        1,066,000

  Tax provision                                                 2,897,000          727,000            5,094,000        1,075,000

                                                          ---------------------------------   -----------------------------------
  Income (loss) from continuing operations                      4,003,000          (51,000)           7,032,000           (9,000)

  Income from discontinued operations                                   -           62,000                    -          299,000

                                                          ---------------------------------   -----------------------------------
                                             Net income        $4,003,000          $11,000           $7,032,000         $290,000
                                                          =================================   ===================================

Primary earnings per share                                          $1.70            $0.01                $2.99            $0.16

Fully diluted earnings per share                                    $1.70            $0.01                $2.98            $0.16

Weighted average shares outstanding                             2,360,059        1,811,819            2,356,474        1,811,819


  See accompanying Notes to Consolidated Financial Statements and Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


                                                           SIX MONTHS            SIX MONTHS
                                                              ENDED                ENDED
(Increase) Decrease in Cash and Cash Equivalents             6-30-97              6-30-96
---------------------------------------------------       -------------        -------------
Cash flows from operating activities:
Adjustments to reconcile net income to net
cash used in operating activities:
  Net income                                              $   7,032,000        $     290,000
  Depreciation and amortization                                 326,000              429,000
  Provision for loan losses                                   1,047,000              256,000
  Net (gain) loss on sales of real estate
    acquired in settlement of loans                            (166,000)              39,000
  Changes in discontinued operations                                                  63,000
  Proceeds from loans originated for sale                   302,395,000          143,749,000
  Originations of loans held for sale                      (345,441,000)        (142,374,000)
Net change in assets and liabilities
  Accounts receivable                                          (592,000)         (14,140,000)
  Receivable for mortgage loans shipped                      24,310,000
  Interest receivable                                          (177,000)              (6,000)
  Premium receivable for loans sold                           1,195,000
  Interest-only strips receivable                           (20,436,000)             547,000
  Goodwill                                                                            60,000
  Other assets                                                  166,000             (255,000)
  Accounts payable and accrued expenses
   and interest payable                                       9,226,000             (632,000)

                                                          -------------        -------------
Net cash used in operating activities                       (21,115,000)         (11,974,000)
                                                          -------------        -------------

Cash flows from investing activities:
  Proceeds from sale of real estate loans                    10,176,000
 (Increase) decrease in loans receivable                      1,884,000           (1,899,000)
 (Increase) in property and equipment                          (686,000)            (627,000)
  Increase (decrease) in mortgages payable
    on other real estate                                      1,073,000              (14,000)
  Decrease in other real estate                               3,031,000              203,000

                                                          -------------        -------------
Net cash provided by (used in) investing activities          15,478,000           (2,337,000)
                                                          -------------        -------------

Cash flow from financing activities:
  Increase in thrift certificates                             6,121,000           19,663,000
  Proceeds from stock issuance                                  357,000            8,849,000
  Paydown on line of credit                                    (745,000)          (4,031,000)
  Withdrawal of partnership capital                                               (1,120,000)

                                                          -------------        -------------
Net cash provided by financing activities                     5,733,000           23,361,000
                                                          -------------        -------------


Net increase in cash and cash equivalents                        96,000            9,050,000

Cash and cash equivalents at year end                         8,640,000           10,489,000

                                                          -------------        -------------
Cash and cash equivalents at June 30,                     $   8,736,000        $  19,539,000
                                                          =============        =============


  See accompanying Notes to Consolidated Financial Statements and Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1)       GENERAL

         The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments (all of which are of a normal recurring nature) which are necessary to fairly state the Company's financial position, its cash flows and the results of its operations. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosure contained in the Company's most recent annual report have been omitted. The interim financial information herein is not necessarily representative of operations for a full year for various reasons including changes in interest rates, volume of loans originated and loans paid off.

2)       ADOPTION OF NEW ACCOUNTING POLICIES

         On January 1, 1997, the Company adopted Statement of Financial Accounting Standard No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 125). This statement provides guidance for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 supersedes SFAS 76, 77 and 122, while amending both SFAS 65 and 115. The statement is to be applied prospectively and earlier implementation was not permitted. The adoption of SFAS 125 did not have a material effect on the Company's results of operations.

         A transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer. For each servicing contract in existence before January 1, 1997, previously recognized servicing rights and excess servicing receivables that do not exceed contractually specified servicing fees are required to be combined, net of any previously recognized servings obligations under that contract, as a servicing asset or liability. Previously recognized servicing receivables that exceed contractually specified servicing fees are required to be reclassified as interest-only strip receivables and the allowance for credit losses on loans sold will be reclassified as a reduction of these receivables.

         SFAS 125 also requires an assessment of interest-only strips, loans, other receivables and retained interests in securitizations. If these assets can be contractually prepaid or otherwise settled such that the holder would not recover substantially all of its recorded investment, the assets will be measured like available-for-sale securities or trading securities under SFAS
115. This assessment is required for financial assets held on or acquired after January 1, 1997.

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3)       REVENUE RECOGNITION

         Gain on sale of loans represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original amount of loan between the portion sold and any retained interests (interest-only strip receivable), based on their relative fair values at the date of transfer. In addition, gain on sale includes non-refundable fees on loans sold and gains or losses on certain transactions structured as an economic hedge.

         Gain on sale of loans include the recognition of an unrealized gain which represents the initial difference between the allocated carrying amount and the fair market value of the interest-only strip at the date of sale.

         The fair value of the interest-only strip receivable is determined by computing the present value of the difference between the interest income to be received by the Company over the interest rate to be received by the investor after giving effect to prepayment assumptions, allowance for potential credit losses and other transaction costs on loans sold. The interest-only strip receivable, which is classified as a trading security, is carried at fair market value and is analyzed quarterly by the Company. Adjustments to the fair market value will be recognized as unrealized gains or losses and included as part of gain on sale of loans. Prepayment rates for newer pools of loans sold are not yet sufficient to provide meaningful data regarding future loan performance. No market valuation adjustment has been made for the periods ended December 31, 1996, March 31, 1997 or June 30, 1997.

4)       RECLASSIFICATIONS

         Certain reclassification of balances from prior years have been made to conform to the current year's reporting format.


5)       LOANS RECEIVABLE

         The following is a summary of Loans Receivable:

                                              @ 6-30-97                 @ 12-31-96
                                         -------------------        ------------------
Interest bearing loans                   $        32,340,000        $       36,573,000
Deferred loan fees, net                             (414,000)                 (594,000)
Allowance for loan losses                         (1,877,000)               (2,464,000)
                                         -------------------        ------------------

Total                                    $        30,049,000        $       33,515,000
                                         ===================        ==================

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The following is a summary of Allowance for Loan Losses:

         Balance at 12-31-96                         $        2,464,000
         Additions to reserve                                 1,047,000
         Charge off/recoveries                               (1,634,000)
                                                     ------------------

         Balance at 6-30-97                          $        1,877,000
                                                     ==================

6)       MORTGAGE LOANS HELD FOR SALE

         Mortgage loans held for sale are stated at the lower of aggregated cost or market with market being equal to the committed loan sales price. Unrealized gains and losses on forward contracts are deferred to the extent they act as a hedge used to control interest rate exposure. Such gains and losses are recognized upon delivery of the underlying mortgage loan and are included in gains and losses from the sale of the loans.

7)       SUBSEQUENT EVENTS

         On July 10, 1997, the Board of Directors of the Company declared a stock split-up in the form of a one-for-one stock dividend to all stock holders of record as of July 31, 1997. The stock dividend will be paid on or about August 13, 1997. These financial statements do not reflect the effect of the stock dividend.

8)       COMMITMENTS AND CONTINGENCIES AND CONCENTRATION OF CREDIT RISK

         The Company from time to time purchases and sells government securities at agreed upon prices as an economic hedge. These transactions reported net of gain on sale of loans amounted to a loss of $.4 million for the six months ended June 30, 1997.

9)       ACCOUNTING DEVELOPMENTS

         In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share". SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its earnings per share computation(s).

         In March 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS
129). SFAS 129 lists required disclosures about capital structures that had been included in a number of previously existing separate statements and opinions. This statement is effective for financial statements issued for periods ending after December 15, 1997. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

         SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

         SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has not determined the effect, if any, of adoption on the reporting and display of comprehensive income and its components.

         In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes FASB Statement No. 14 "Financial Reporting for a Business Enterprise", but retains the requirement to report information about major customers. It amends FASB Statement No, 94 "Consolidation of All Majority-Owned Subsidiaries" to remove the special disclosure requirements for previously unconsolidated subsidiaries. This statement does not apply to nonpublic business enterprises or to not-for-profit organizations.

         SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This statement need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

         On June 27, 1996, PacificAmerica Money Center, Inc. (the "Company") and Presidential Mortgage Company, a California limited partnership (the "Partnership") completed a restructuring plan dated May 1, 1996 (the "Restructuring"), whereby all of the assets and liabilities of the Partnership were transferred to the Company in exchange for common stock of the Company (the "Common Stock"). Pursuant to the Restructuring Plan, 603,234 shares of Common Stock were issued to partners of the Partnership (other than limited partners electing a "cash out option") for their interests in the Partnership and $2,855,600 was paid by the Company to partners electing a "cash out option." Concurrently with the solicitation of consent pursuant to the Proxy Statement/Prospectus dated May 14, 1996, the Company made a rights offering (the "Rights Offering"), pursuant to which a total of 324,628 shares were subscribed for and issued. Pursuant to a Prospectus dated June 24, 1996, the Company also conducted a public offering of additional shares of Common Stock at $10 per share (the "Public Offering"). A total of 878,210 shares were issued in the Public Offering, including 114,549 shares in connection with the exercise of an over-allotment option by the underwriter of the Public Offering. The shares of Common Stock are listed for trading on the Nasdaq National Market under the symbol "PAMM."

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

         On July 10, 1997, the Board of Directors of the Company declared a stock split-up in the form of a one-for-one stock dividend to all stockholders of record as of July 31, 1997. The stock dividend will be paid on or about August 13, 1997. These financial statements do not reflect the effect of the stock dividend.

FINANCIAL CONDITION

         Total consolidated assets of the Company increased $21.2 million (18.5%) to $136.1 million at June 30, 1997 from $114.9 million at December 31, 1996. The increase resulted primarily from increases in loans held for sale and interest-only strip receivable, partially offset by decreases in receivable for mortgage loans shipped, loans receivable and real estate acquired in settlement of loans. Interest-only strip receivable increased $20.4 million, or 174.4%, to $32.1 million at June 30, 1997 from $11.7 million at December 31, 1996, reflecting the Company's retained interest in excess spread on loans sold for securitization under the current terms of its loan sales agreements with Aames Capital Corporation ("Aames") and Advanta Mortgage Corp. USA ("Advanta"). The Company did not begin retaining an interest in excess spread on loans sold until the fourth quarter of 1996, and the increase in interest-strip receivable represents the buildup of this asset from all loans sold to Aames and Advanta since the respective dates of the current agreements entered with these purchasers. Loans held for sale increased $30.2 million, or 166.9%, to $48.3 million at June 30, 1997 from $18.1 million at December 31, 1996, representing the buildup of the Company's inventory of loans held for sale. The only loans included in the inventory of loans held for sale are loans anticipated to be sold in subsequent securitizations. The Company plans to increase the inventory of loans held for sale at the end of each quarter as part of its business strategy for sustained earnings growth. The receivable for mortgage loans sold decreased $24.3 million, or 100%, to 0 at June 30, 1997 from $24.3 million at December 31, 1996, reflecting that all amounts payable for loans sold as of June 30, 1997 had been paid. Real estate acquired in settlement of loans decreased $1.5 million, or 34.9% to $2.8 million at June 30, 1997 from $4.3 million at December 31, 1996.

         Total liabilities increased $13.8 million, or 14.8%, to $106.8 million at June 30, 1997 from $93.0 million at December 31, 1996, due to increases in thrift certificates outstanding, accounts payable and accrued expenses, partially offset by a decrease in notes payable. Thrift certificates increased $6.1 million, or 7.5%, to $87.1 million at June 30, 1997 from $81.0 million at December 31, 1996. Management of Pacific Thrift and Loan Company ("Pacific Thrift"), the Company's primary operating subsidiary, adjusts rates on thrift certificates on a regular basis in order to control the increase or decrease in the total outstanding certificates, as management deems necessary to support Pacific Thrift's cash flow requirements. Accounts payable and accrued expenses increased $9.2 million, or 418.2%, to $11.4 million at June 30, 1997 from $2.2 million at December 31, 1996, reflecting an increase of $5.1 million in income taxes payable based on the first six months pre-tax income, $1.2 million in bonuses and the balance of $2.9 million from other general accruals. Notes payable decreased $.8 million, or 24.2%, to $2.5 million at June 30, 1997 from $3.3 million at December 31, 1996, reflecting the final payoff of a bank loan to Fleet Bank, N.A. in January 1997.

         Total stockholders' equity increased by $7.4 million, or 33.6%, to $29.4 million at June 30, 1997 from $22.0 million at December 31, 1996, reflecting primarily the net income from operations of $7.0 million in the first six months of 1997.

RESULTS OF OPERATIONS

GENERAL

         The Company reported net income of $4.0 million, or $1.70 for primary and fully diluted earnings per share, for the quarter ended June 30, 1997 and $7.0 million or $2.99 and $2.98 for primary and fully diluted earnings per share, respectively, for the six months ended June 30, 1997. These results are not necessarily indicative of results for any other interim period or for the full year.

         For the comparable period of 1996, the Company reported net income of $11 thousand or $.01 primary and fully diluted earnings per share for the quarter ended June 30, 1996 and $290 thousand or $.16 primary and fully diluted earnings per share for the six months ended June 30, 1996. The increase in net income was primarily due to the $12.2 million increase in gain on sale of loans in the quarter ended June 30, 1997 and $20.9 million increase in the six months ended June 30, 1997 compared to the June 30, 1996 periods, reflecting a substantial increase in the Company's loan production over the past twelve months, as well as the improved margins on sale of loans under the Company's current agreements with Aames and Advanta, which has applied to all loan sales by the Company since the fourth quarter of 1996. Loans originated for sale increased $121.3 million, or 149.2%, to $202.6 million for the quarter ended June 30, 1997, from $81.3 million for the quarter ended June 30, 1996, and increased $203.1 million, or 142.6%, to $345.5 million for the six months ended June 30, 1997, from $142.4 million for the six months ended June 30, 1996. Gain on sale of loans increased by $12.2 million, or 200%, to $18.3 million for the second quarter of 1997, from $6.1 million for the second quarter of 1996 and increased $20.9 million, or 193.5%, to $31.7 million for the six months ended June 30, 1997 from $10.8 million for the six months ended June 30, 1996.

INTEREST INCOME

         Total interest income increased $.3 million, or 12%, to $2.8 million for the second quarter of 1997 from $2.5 million for the second quarter of 1996 and increased $.6 million, or 12.2%, to $5.5 million for the six months ended June 30, 1997 from $4.9 million for the six months ended June 30, 1996, due to the increase in loans originated for sale. Total interest expense decreased $.1 million, or 8.3%, to $1.1 million for the second quarter of 1997 from $1.2 million for the second quarter of 1996 and decreased $.2 million, or 8.3%, to $2.2 million for the six months ended June 30, 1997 from $2.4 million for the six months ended June 30, 1996, due primarily to a decrease in interest paid on the Company's bank loan, which was paid off in January 1997. Net interest income before provision for loan losses increased $.4 million, or 30.8%, for the second quarter, to $1.7 million for the second quarter of 1997 from $1.3 million for the second quarter of 1996 and increased $.8 million, or 32.0%, to $3.3 million for the six months ended June 30, 1997, from $2.5 million for the six months ended June 30, 1996.

PROVISION FOR LOAN LOSSES

         The provision for loan losses increased $1.2 million for the quarter ended June 30, 1997 to $.7 million for the second quarter of 1997, from $(.5) million from the second quarter of 1996 and increased $.7 million or 233.3% to $1.0 million for the six months ended June 30, 1997 from $.3 million for the six months ended June 30, 1996, due primarily to an increase in specific reserves in 1997 combined with a decrease in the general reserve which occurred in the second quarter of 1996, after the restructuring.

         The total allowance for loan losses was $1.9 million at June 30, 1997, compared to $2.5 million at December 31, 1996. The adequacy of the allowance for loan losses is based on a variety of factors, including the size of the Company's loan portfolio, which does not include loans held for sale, loan classifications and underlying loan collateral values, and is not directly proportional to the level of nonperforming portfolio loans. The ratio of nonaccrual portfolio loans past due 90 days or more ($2.0 million) to total portfolio loans ($32.3 million) was 6.2% at June 30, 1997, compared to a ratio of 3.8% of nonaccrual loans past due 90 days or more ($1.4 million) to total portfolio loans ($36.6 million) at December 31, 1996. The increase in the ratio was caused by a decreasing loan portfolio due to the Company's focus on originating loans for sale, not for portfolio.

NONINTEREST INCOME

         Total noninterest income increased $12.1 million, or 195.2%, to $18.3 million for the second quarter 1997 from $6.2 million for the second quarter 1996 and increased $20.7 million, or 188.2%, to $31.7 for the six months ended June 30, 1997 from $11.0 million for the six months ended June 30, 1996. The primary source of noninterest income is gain on sale of loans originated for sale, which increased $12.2 million, or 200%, to $18.3 million for the second quarter 1997 from $6.1 million for the second quarter 1996 and increased $20.9 million, or 193.5%, to $31.7 million for the six months ended June 30, 1997 from $10.8 million for the six months ended June 30, 1996.

NONINTEREST EXPENSE

        Noninterest expense increased by $5.0 million, or 68.5%, to $12.3 million for the second quarter 1997 from $7.3 million for the second quarter 1996, and increased $9.7 million, or 79.5%, to $21.9 million for the six months ended June 30, 1997 from $12.2 million for the six months ended June 30, 1996, due primarily to increases in salaries, employee benefits and personnel services and general and administrative expenses. Salaries, employee benefits and personnel services increased $3.3 million, or 100%, to $6.6 million for the second quarter 1997 from $3.3 million for the second quarter 1996 and increased $6.3 million, or 114.5%, to $11.8 million for the six months ended June 30, 1997 from $5.5 million for the six months ended June 30, 1996, representing increases in loan representative commissions and the hiring of additional support personnel related to increased loan volume. General and administrative expenses increased $2.6 million, or 89.7%, to $5.5 million for the second quarter 1997 from $2.9 million for the second quarter 1996, and increased $4.7 million, or 97.9%, to $9.5 million for the six months ended June 30, 1997 from $4.8 million for the six months ended June 30, 1996, also related to increased loan volume.

LIQUIDITY AND CAPITAL RESOURCES

        The primary sources of the Company's liquidity are cash and cash equivalents maintained by Pacific Thrift in connection with its deposit-taking and lending activities and proceeds from sale of loans. At June 30 , 1997, cash and cash equivalent assets totaled $8.7 million compared to $8.6 million at December 31, 1996. Under the terms of the Company's agreement with Advanta, the Company also receives an advance on its excess spread interest in each securitization pool. The Company received advances of $11.9 million from Advanta for the six months ended June 30, 1997. These advances are repaid from all future payments of excess spread due from Advanta to the Company, and bear interest at a rate equal to LIBOR plus 1.00% (resulting in an effective rate of 6.72% at June 30, 1997).

         Management of Pacific Thrift is able to regulate the inflow of funds from thrift certificates by adjusting interest rates to amounts slightly above or below prevailing rates. In the second quarter of 1997, Pacific Thrift adjusted its rates slightly upward to increase the inflow of funds from thrift certificates, thereby resulting in a $6.1 million increase in outstanding thrift certificates to $87.1 million at June 30, 1997 from $81.0 million at December 31, 1996.

         Pacific Thrift is subject to certain leverage and risk-based capital adequacy standards applicable to FDIC-insured institutions. At June 30, 1997, Pacific Thrift met the FDIC regulatory definition of "adequately capitalized." See the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Item 1. "Business - Supervision and Regulation -- Regulatory Actions."

         As indicated in the Statements of Cash Flows, the Company used $21.1 million in cash from operating activities, primarily for the origination of loans held for sale, from January 1, 1997 through June 30, 1997. The Company realized $15.5 million from investing activities, primarily from the proceeds from the sale of real estate loans, and realized $5.7 million from financing activities, primarily from the increase in thrift certificates, from January 1, 1997 through June 30, 1997.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         CRC and LPPC, along with all other defendants in the action brought by Consumer Action and two consumers alleging excessive trustee publication fees, have entered into a global settlement with the plaintiffs in this action, and the action was dismissed on July 28, 1997. The settlement amount paid by CRC under the terms of the settlement agreement was immaterial to the Company as a whole.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  On July 10, 1997, the Company held its Annual Meeting of Stockholders. Stockholders voted upon the election of two directors and upon the approval of an amended employment agreement of Joel R. Schultz, the approval of an amendment to the Company's 1995 Stock Option Plan to provide for an increase in the number of options granted annually to non-employee directors of the Company and its subsidiaries, and the ratification of BDO Seidman, LLP, as the Company's independent public accountants for the fiscal year ending December 31, 1997. Richard D. Young and Alan J. Siebler, each of whom was a director prior to the Annual Meeting and was nominated by management for re-election, were re-elected at the meeting. The following votes were cast for each nominee:

Name                               For                        Authority Withheld
----                               ---                        ------------------
Richard D. Young                   1,602,827                           11,728
Alan J. Siebler                    1,606,481                            8,074

         The following votes were cast for each of the other proposals voted upon by the stockholders at the Annual Meeting:


                                                                                Broker
Proposal                   For              Against           Abstain          Non-Vote
--------                   ---              -------           -------          --------
Approval of Amended
Employment Agreement
of Joel R. Schultz         1,474,852         112,458           17,671           9,574

Approval of Amendment
to 1995 Stock Option
Plan                       1,471,606         124,821           18,128             --

Ratification of
Appointment of
BDO Seidman, LLP           1,596,296           6,908           11,351             --


ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits. None.

         (b)      Reports on Form 8-K.  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 1997.


                                    PACIFICAMERICA MONEY CENTER, INC.
                                    (Registrant)



August 12, 1997                           JOEL R. SCHULTZ
                                          Joel R. Schultz,
                                          President


August 12, 1997                           CHARLES J. SIEGEL
                                          Charles J. Siegel,
                                          Chief Financial and Accounting Officer