Form 10-Q
period 1997-09-30
PACIFICAMERICA MONEY CENTER INC
filed 1997-11-13
CIK 921623

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                QUARTERLY REPORT
                              ---------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO [ ].

                     PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                                (UNAUDITED)
                                               SEPTEMBER 30,     DECEMBER 31,
                                                    1997             1996
                                                ------------     ------------
Assets

  Cash & cash equivalents                       $ 36,977,000     $  8,640,000
  Accounts receivable, net                         1,954,000        2,349,000
  Receivable for mortgage loans shipped                    0       24,310,000
  Interest receivable                              1,328,000        1,144,000
  Premium receivable for loans sold                        0        1,195,000
  Loans receivable, net  (Note 5)                 26,872,000       33,515,000
  Loans held for sale (Note 6)                    29,320,000       18,148,000
  Interest-only strip receivable                  68,427,000       11,698,000
  Real estate acquired in settlement of loans      2,855,000        4,285,000
  Property and equipment, net                      3,103,000        2,360,000
  Deferred income taxes                            4,995,000        4,995,000
  Refundable income taxes                            730,000          730,000
  Other assets                                     2,106,000        1,565,000
                                                ============     ============
                                                $178,667,000     $114,934,000
                                                ============     ============


Liabilities and Stockholders' Equity

  Thrift certificates payable
    Full-paid certificates                      $ 80,519,000     $ 56,343,000
    Installment certificates                      20,086,000       24,659,000
                                                ------------     ------------
  Total thrift certificates payable              100,605,000       81,002,000
  Accounts payable and accrued expenses           13,659,000        2,235,000
  Accrued interest payable                           739,000          185,000
  Mortgage notes payable                             558,000        1,557,000
  Note payable                                    19,960,000        3,290,000
  Deferred income taxes                            4,699,000        4,699,000
                                                ------------     ------------
                                                 140,220,000       92,968,000
                                                ------------     ------------
Stockholders' Equity                              38,447,000       21,966,000

                                                ============     ============
                                                $178,667,000     $114,934,000
                                                ============     ============


  See accompanying Notes to Consolidated Financial Statements and Management's
    Discussion and Analysis of Financial Condition and Results of Operations

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              ------------------------------      ------------------------------
                                                              SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                                  1997              1996              1997             1996
                                                              ------------      ------------      ------------      ------------
Interest Income:
  Interest and fees on loans receivable                       $  3,074,000      $  2,682,000      $  8,395,000      $  7,406,000
  Interest on investments                                          167,000           106,000           348,000           302,000
                                                              ------------      ------------      ------------      ------------
                                 Total interest income           3,241,000         2,788,000         8,743,000         7,708,000
Interest Expense:
  Interest on thrift certificates greater than $100,000             13,000              --              13,000              --
  Interest on other thrift certificates                          1,479,000         1,109,000         3,641,000         3,119,000
  Interest on notes payable                                        508,000            80,000           519,000           487,000
                                                              ------------      ------------      ------------      ------------
                                Total interest expense           2,000,000         1,189,000         4,173,000         3,606,000

Net interest income                                              1,241,000         1,599,000         4,570,000         4,102,000
Provision for loan losses                                          225,000            11,000         1,272,000           267,000
                                                              ------------      ------------      ------------      ------------
   Net interest income after provision for loan losses           1,016,000         1,588,000         3,298,000         3,835,000
                                                              ------------      ------------      ------------      ------------

Noninterest income:
  Other income                                                      20,000           132,000            85,000           327,000
  Gain on sale of loans                                         22,585,000         6,936,000        54,254,000        17,732,000
                                                              ------------      ------------      ------------      ------------
                              Total noninterest income          22,605,000         7,068,000        54,339,000        18,059,000
Noninterest expense:
  General and administrative                                     5,599,000         2,782,000        15,117,000         7,612,000
  Salaries, employee benefits and personnel services             8,180,000         4,310,000        20,022,000         9,792,000
  Amortization of organization costs                                17,000            (4,000)          108,000           234,000
  Related party fees                                                  --                --                --           1,136,000
  Depreciation and amortization                                    151,000            89,000           386,000           280,000
  Expenses on real estate acquired in settlement of loans          154,000           109,000           525,000           364,000
  Net (gain) loss on sales of real estate acquired
    in settlement of loans                                          (8,000)           97,000          (175,000)          136,000
                                                              ------------      ------------      ------------      ------------
                             Total noninterest expense          14,093,000         7,383,000        35,983,000        19,554,000
                                                              ------------      ------------      ------------      ------------

                           Income before tax provision           9,528,000         1,273,000        21,654,000         2,340,000

  Tax provision                                                  4,002,000           578,000         9,096,000         1,653,000

                                                              ------------      ------------      ------------      ------------
  Income from continuing operations                              5,526,000           695,000        12,558,000           687,000

  Income from discontinued operations, net of tax                     --             103,000              --             401,000

                                                              ------------      ------------      ------------      ------------
                                            Net income        $  5,526,000      $    798,000      $ 12,558,000      $  1,088,000
                                                              ============      ============      ============      ============

Primary earnings per share
   Continuing operations                                      $       1.11      $       0.17      $       2.57      $       0.20
   Discontinued operations                                    $       --        $       0.03      $       --        $       0.11
                                                              ------------      ------------      ------------      ------------
Net Income                                                    $       1.11      $       0.20      $       2.57      $       0.31
                                                              ============      ============      ============      ============

Fully diluted earnings per share
   Continuing operations                                      $       1.09      $       0.17      $       2.51      $       0.19
   Discontinued operations                                    $       --        $       0.03      $       --        $       0.11
                                                              ------------      ------------      ------------      ------------
Net Income                                                    $       1.09      $       0.20      $       2.51      $       0.30
                                                              ============      ============      ============      ============

Weighted average shares outstanding - primary                    4,988,074         4,598,356         4,883,016         4,598,356

Weighted average shares outstanding - fully diluted              5,083,082         4,598,356         5,011,967         4,598,356


  See accompanying Notes to Consolidated Financial Statements and Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                NINE MONTHS ENDED
                                                        --------------------------------
                                                        SEPTEMBER 30,      SEPTEMBER 30,
(Increase) Decrease in Cash and Cash Equivalents            1997               1996
                                                        -------------      -------------
Cash flows from operating activities:
Adjustments to reconcile net income to net
cash used in operating activities:
  Net income                                            $  12,558,000      $   1,088,000
  Depreciation and amortization                               494,000            518,000
  Provision for loan losses                                 1,272,000            267,000
  Net (gain) loss on sales of real estate
    acquired in settlement of loans                          (175,000)           136,000
  Changes in discontinued operations                             --              253,000
  Proceeds from loans originated for sale                 512,720,000        230,737,000
  Origination of loans held for sale                     (537,833,000)      (237,667,000)
Net change in assets and liabilities
  Accounts receivable                                         395,000        (13,031,000)
  Receivable for mortgage loans shipped                    24,310,000               --
  Interest receivable                                        (184,000)             1,000
  Premium receivable for loans sold                         1,195,000               --
  Interest-only strips receivable                         (56,729,000)           775,000
  Goodwill                                                       --               90,000
  Other assets                                               (649,000)          (904,000)
  Accounts payable and accrued expenses
   and interest payable                                    11,978,000            497,000

                                                        -------------      -------------
Net cash used in operating activities                     (30,648,000)       (17,240,000)
                                                        -------------      -------------

Cash flows from investing activities:
 Proceeds from sale of loans receivable                    17,063,000               --
 Proceeds from sale of other real estate                      903,000             57,000
 Net change in loans receivable                             1,952,000         (7,436,000)
 Purchases of property and equipment                       (1,129,000)        (1,086,000)
 Decrease in other real estate                                   --              (34,000)

                                                        -------------      -------------
Net cash provided by (used in) investing activities        18,789,000         (8,499,000)
                                                        -------------      -------------

Cash flow from financing activities:
  Net increase from in thrift certificates issued          19,603,000         24,635,000
  Proceeds from stock issuance                              3,923,000          8,334,000
  Paydown on line of credit                                      --           (5,031,000)
  Withdrawal of partnership capital                              --           (1,120,000)
  Proceeds on Note Payable                                 17,415,000          3,000,000
  Payments on Note Payable                                   (745,000)              --

                                                        -------------      -------------
Net cash provided by financing activities                  40,196,000         29,818,000
                                                        -------------      -------------


Net increase in cash and cash equivalents                  28,337,000          4,079,000

Cash and cash equivalents at beginning of period            8,640,000         10,489,000

                                                        =============      =============
Cash and cash equivalents at September 30,              $  36,977,000      $  14,568,000
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

         The fair value of the interest-only strip receivable is determined by computing the present value of the difference between the interest income to be received by the Company over the interest to be received by the investor after giving effect to prepayment assumptions, allowance for potential credit losses and other transaction costs on loans sold. The interest-only strip receivable, which is classified as a trading security, is carried at fair market value and is analyzed quarterly by the Company. Adjustments to the fair market value will be recognized as unrealized gains or losses and included as part of gain on sale of loans. Prepayment rates for newer pools of loans sold are not yet sufficient to provide meaningful data regarding future loan performance. No market valuation adjustment has been made for the periods ended December 31, 1996, March 31, 1997, June 30, 1997 or September 30, 1997.

4)       RECLASSIFICATIONS

         Certain reclassification of balances from prior years have been made to conform to the current year's reporting format.


5)       LOANS RECEIVABLE

         The following is a summary of Loans Receivable:


                                 9-30-97
                              ------------
Interest bearing loans        $ 28,981,000
Deferred loan fees, net           (235,000)
Allowance for loan losses       (1,874,000)
                              ------------
Total                         $ 26,872,000
                              ============

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following is a summary of Allowance for Loan Losses:

Balance at 12-31-96       $ 2,464,000
Additions to reserve        1,272,000
Charge off/recoveries      (1,862,000)
                          -----------
Balance at 9-30-97        $ 1,874,000
                          ===========


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

 7)      STOCK DIVIDEND

         On July 10, 1997, the Board of Directors of the Company declared a stock split-up in the form of a one-for-one stock dividend to all stock holders of record as of July 31, 1997. The stock dividend was paid on August 13, 1997. These financial statements reflect the effect of the stock dividend on current and prior periods earnings per share and shares outstanding.

 8)      COMMITMENTS AND CONTINGENCIES AND CONCENTRATION OF CREDIT RISK

         The Company from time to time purchases and sells government securities at agreed upon prices as an economic hedge. These transactions reported net of gain on sale of loans amounted to a loss of $.5 million for the nine months ended September 30, 1997.

9)       ACCOUNTING DEVELOPMENTS

         In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share". SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. At September 30, 1997, the Company had common stock equivalents which can be converted into 1,199,472 shares of common stock which will not be included in the computation of basic earnings per share under SFAS 128. Primary earning per share included 1,419,941 weighted average shares of common stock equivalents using the treasury stock method for the three months ended September 30, 1997. Primary earning per share included 1,604,546 weighted average shares of common stock equivalents using the treasury stock method for the nine months ended September 30, 1997. The Company does not expect that the adoption will have a material effect on its fully diluted earning per share calculation.

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

         On July 10, 1997, the Board of Directors of the Company declared a stock split-up in the form of a one-for-one stock dividend to all stockholders of record as of July 31, 1997. The stock dividend was paid on August 13, 1997. These financial statements reflect the effect of the stock dividend on current and prior periods earnings per share and shares outstanding.

FINANCIAL CONDITION

         Total consolidated assets of the Company increased $63.8 million (55.5%) to $178.7 million at September 30, 1997 from $114.9 million at December 31, 1996. The increase resulted primarily from increases in cash and cash equivalents, loans held for sale and interest-only strip receivable, partially offset by decreases in receivable for mortgage loans shipped, loans receivable and real estate acquired in settlement of loans. Cash and cash equivalents increased $28.4 million (330.2%) to $37.0 million from $8.6 million. Interest-only strip receivable increased $56.7 million, or 484.6%, to $68.4 million at September 30, 1997 from $11.7 million at December 31, 1996, reflecting the Company's retained interest in excess spread on loans sold for securitization under the current terms of its loan sales agreements with Aames Capital Corporation ("Aames") and Advanta Mortgage Corp. USA ("Advanta"). The Company did not begin retaining an interest in excess spread on loans sold until the fourth quarter of 1996, and the increase in interest-strip receivable represents the buildup of this asset from all loans sold to Aames and Advanta since the respective dates of the current agreements entered with these purchasers. Loans held for sale increased $11.2 million, or 61.9%, to $29.3 million at September 30, 1997 from $18.1 million at December 31, 1996, representing the buildup of the Company's inventory of loans held for sale. The only loans included in the inventory of loans held for sale are loans anticipated to be sold in subsequent securitizations. The Company plans to increase the inventory of loans held for sale at the end of each quarter as part of its business strategy for sustained earnings growth. The receivable for mortgage loans sold decreased $24.3 million , or 100%, to $0 at September 30, 1997 from $24.3 million at December 31, 1996, reflecting that all amounts payable for loans sold as of September 30, 1997 had been paid. Real estate acquired in settlement of loans decreased $1.4 million, or 32.6% to $2.9 million at September 30, 1997 from $4.3 million at December 31, 1996.

         Total liabilities increased $47.2 million, or 50.8%, to $140.2 million at September 30, 1997 from $93.0 million at December 31, 1996, due to increases in thrift certificates outstanding, accounts payable and accrued expenses, partially offset by a decrease in notes payable. Thrift certificates increased $19.6 million, or 24.2%, to $100.6 million at September 30, 1997 from $81.0 million at December 31, 1996. Management of Pacific Thrift and Loan Company ("Pacific Thrift"), the Company's primary operating subsidiary, adjusts rates on thrift certificates on a regular basis in order to control the increase or decrease in the total outstanding certificates, as management deems necessary to support Pacific Thrift's cash flow requirements. Accounts payable and accrued expenses increased $11.5 million, or 522.7%, to $13.7 million at September 30, 1997 from $2.2 million at December 31, 1996, reflecting an increase of $9.1 million in income taxes payable based on the first nine months pre-tax income, $2.2 million in bonuses and the balance of $.2 million from other general accruals. Notes payable increased $16.7 million, or 506.1%, to $20.0 million at September 30, 1997 from $3.3 million at December 31, 1996, reflecting the residual financing received from the interest-only strip receivable.

         Total stockholders' equity increased by $16.4 million, or 74.5%, to $38.4 million at September 30, 1997 from $22.0 million at December 31, 1996, reflecting primarily the net income from operations of $12.6 million in the first nine months of 1997 and the issuance of common stock of $3.8 million primarily from the exercise of warrants.

RESULTS OF OPERATIONS

GENERAL

         The Company reported net income of $5.5 million, or $1.11 for primary and $1.09 for fully diluted earnings per share, for the quarter ended September 30, 1997 and $12.6 million or $2.57 for primary and $2.51 for fully diluted earnings per share for the nine months ended September 30, 1997. These results are not necessarily indicative of results for any other interim period or for the full year.

         For the comparable period of 1996, the Company reported net income of $.8 million or $.20 primary and fully diluted earnings per share for the quarter ended September 30, 1996 and $1.1 million or $.31 primary and $.30 for fully diluted earnings per share for the nine months ended September 30, 1996. The increase in net income was primarily due to the $15.7 million increase in gain on sale of loans in the quarter ended September 30, 1997 and $36.6 million increase in the nine months ended September 30, 1997 compared to the September 30, 1996 periods, reflecting a substantial increase in the Company's loan production over the past twelve months, as well as the improved margins on sale of loans under the Company's current agreements with Aames and Advanta, which has applied to all loan sales by the Company since the fourth quarter of 1996. Loans originated for sale increased $96.7 million, or 101.0%, to $192.4 million for the quarter ended September 30, 1997, from $95.7 million for the quarter ended September 30, 1996, and increased $299.7 million, or 125.9%, to $537.8 million for the nine months ended September 30, 1997, from $238.1 million for the nine months ended September 30, 1996. Gain on sale of loans increased by $15.7 million, or 227.5%, to $22.6 million for the quarter ended September 30, 1997, from $6.9 million for the quarter ended September 30, 1996 and increased $36.6 million or 206.8% to $54.3 million for the nine months ended September 30, 1997 from $17.7 million for the nine months ended September 30, 1996.

INTEREST INCOME

         Total interest income increased $.4 million, or 14.3%, to $3.2 million for the third quarter of 1997 from $2.8 million for the third quarter of 1996 and increased $1.0 million, or 13.0%, to $8.7 million for the nine months ended September 30, 1997 from $7.7 million for the nine months ended September 30, 1996, due to the increase in loans originated for sale. Total interest expense increased $.8 million, or 66.7%, to $2.0 million for the third quarter of 1997 from $1.2 million for the third quarter of 1996 and increased $.6 million, or 16.7%, to $4.2 million for the nine months ended September 30, 1997 from $3.6 million for the nine months ended September 30, 1996, due to the increase in thrift certificates outstanding. Net interest income before provision for loan losses decreased $.4 million, or (25.0%), to $1.2 million for the third quarter of 1997 from $1.6 million for the third quarter of 1996 and increased $.5 million or 12.2% to $4.6 million for the nine months ended September 30, 1997, from $4.1 million for the nine months ended September 30, 1996.

PROVISION FOR LOAN LOSSES

         The provision for loan losses increased $214 thousand for the quarter ended September 30, 1997 to $225 thousand for the third quarter of 1997, from $11 thousand for the third quarter of 1996 and increased $1.0 million or 333.3% to $1.3 million for the nine months ended September 30, 1997 from $.3 million for the nine months ended September 30, 1996, due primarily to an increase in specific reserves in 1997 combined with a decrease in the general reserve which occurred in the third quarter of 1996, after the Restructuring.

         The total allowance for loan losses was $1.9 million at September 30, 1997, compared to $2.5 million at December 31, 1996. The adequacy of the allowance for loan losses is based on a variety of factors, including the size of the Company's loan portfolio, which does not include loans held for sale, loan classifications and underlying loan collateral values, and is not directly proportional to the level of nonperforming portfolio loans. The ratio of nonaccrual portfolio loans past due 90 days or more ($1.2 million) to total portfolio loans ($29.0 million) was 4.1% at September 30, 1997, compared to a ratio of 3.8% of nonaccrual loans past due 90 days or more ($ 1.4 million) to total portfolio loans ($36.6 million) at December 31, 1996. The increase in the ratio was caused by a decreasing loan portfolio due to the Company's focus on originating loans for sale, not for portfolio.

NONINTEREST INCOME

         Total noninterest income increased $15.5 million, or 218.3%, to $22.6 million for the third quarter 1997 from $7.1 million for the third quarter 1996 and increased $36.2 million, or 200.0%, to $54.3 for the nine months ended September 30, 1997 from $18.1 million for the nine months ended September 30, 1996. The primary source of noninterest income is gain on sale of loans originated for sale, which increased $15.7 million, or 227.5%, to $22.6 million for the third quarter 1997 from $6.9 million for the third quarter 1996 and increased $36.6 million, or 206.8%, to $54.3 million for the nine months ended September 30, 1997 from $17.7 million for the nine months ended September 30, 1996.

NONINTEREST EXPENSE

         Noninterest expense increased by $6.7 million, or 90.5%, to $14.1 million for the third quarter 1997 from $7.4 million for the third quarter 1996, and increased $16.4 million, or 83.7%, to $36.0 million for the nine months ended September 30, 1997 from $19.6 million for the nine months ended September 30, 1996, due primarily to increases in salaries, employee benefits and personnel services and general and administrative expenses. Salaries, employee benefits and personnel services increased $3.9 million, or 90.7%, to $8.2 million for the third quarter 1997 from $4.3 million for the third quarter 1996 and increased $10.2 million, or 104.1%, to $20.0 million for the nine months ended September 30, 1997 from $9.8 million for the nine months ended September 30, 1996, representing increases in loan representative commissions and the hiring of additional support personnel related to increased loan volume. General and administrative expenses increased $2.8 million, or 100%, to $5.6 million for the third quarter 1997 from $2.8 million for the third quarter 1996, and increased $7.5 million, or 98.7%, to $15.1 million for the nine months ended September 30, 1997 from $7.6 million for the nine months ended September 30, 1996, also related to increased loan volume.

PROVISION FOR INCOME TAXES

         Income tax provision increased $3.4 million, or 566.7%, to $4.0 million for the third quarter of 1997 from $.6 million for the third quarter of 1996 and increased $7.4 million, or 435.3%, to $9.1 million for the nine months ended September 30, 1997 from $1.7 million for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of the Company's liquidity are cash and cash equivalents maintained by Pacific Thrift in connection with its deposit-taking and lending activities and proceeds from sale of loans. At September 30 , 1997, cash and cash equivalent assets totaled $37.0 million compared to $8.6 million at December 31, 1996. Under the terms of the Company's agreement with Advanta, the Company also receives an advance on its excess spread interest in each securitization pool. The Company received advances of $17.4 million from Advanta for the nine months ended September 30, 1997. These advances are repaid from all future payments of excess spread due from Advanta to the Company, and bear interest at rates between LIBOR plus 1% and LIBOR plus 2% (resulting in an effective rate of 6.97% at September 30, 1997).

         Management of Pacific Thrift is able to regulate the inflow of funds from thrift certificates by adjusting interest rates to amounts slightly above or below prevailing rates. In the third quarter of 1997, Pacific Thrift adjusted its rates slightly upward to increase the inflow of funds from thrift certificates, thereby resulting in a $19.6 million increase in outstanding thrift certificates to $100.6 million at September 30, 1997 from $81.0 million at December 31, 1996.

         Pacific Thrift is subject to certain leverage and risk-based capital adequacy standards applicable to FDIC-insured institutions. At September 30, 1997, Pacific Thrift met the FDIC regulatory definition of "adequately capitalized." See the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Item 1. "Business - Supervision and Regulation -- Regulatory Actions."

         As indicated in the Statements of Cash Flows, the Company used $30.6 million in cash from operating activities, primarily for the origination of loans held for sale, from January 1, 1997 through September 30, 1997. The Company realized $18.8 million from investing activities, primarily from the proceeds of sale of loans receivable, and realized $40.2 million from financing activities, primarily from the increase in thrift certificates, from January 1, 1997 through September 30, 1997.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         Certain statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform
Act). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company sold substantially all of the assets, but retained liability for certain litigation against two of the Company's subsidiaries formerly engaged in the trust deed foreclosure services business, Consolidated Reconveyance Company ("CRC") and Lenders Posting and Publishing Company ("LPPC"). CRC and LPPC, along with all other defendants in the action brought by Consumer Action and two consumers alleging excessive trustee publication fees, have entered into a global settlement with the plaintiffs in this action, and the action was dismissed on July 28, 1997. The settlement amount paid by the Company on behalf of CRC under the terms of the settlement agreement was immaterial to the Company as a whole.

         In 1996, CRC was served with a complaint by seven individuals suing both individually and on behalf of the general public in a purported class action filed on the Superior Court of Los Angeles, California. The complaint names over 50 defendants, including numerous title insurance companies and trust deed companies, generally alleging that the title insurance companies did not make certain refunds of certain trustee sale guarantee fees ("TSGs") which they were required to make under the terms of a settlement of a previous case (in which CRC was not named), and that the trust deed services companies failed to purchase less costly alternative products, to request and remit refunds in the cost of TSGs or to advise the members of the class of their right to a refund form the title insurance companies. As of September 29, 1997, a tentative global settlement of the action had been reached, pursuant to which CRC would pay a nominal amount to the plaintiffs. As part of the agreement to sell the assets of CRC and LPPC, the Company has agreed to pay this amount.

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


Name                   For       Authority Withheld
                     ---------        ------
Richard D. Young     1,602,827        11,728
Alan J. Siebler      1,606,481         8,074

         The following votes were cast for each of the other proposals voted upon by the stockholders at the Annual Meeting:


                                                                       Broker
Proposal                     For          Against        Abstain      Non-Vote
                          ---------       -------        ------         -----
Approval of Amended
Employment Agreement
of Joel R. Schultz        1,474,852       112,458        17,671         9,574

Approval of Amendment
to 1995 Stock Option
Plan                      1,471,606       124,821        18,128          --

Ratification of
Appointment of
BDO Seidman, LLP          1,596,296         6,908        11,351          --


ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits. None.

         (b)      Reports on Form 8-K.  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 1997.


                                    PACIFICAMERICA MONEY CENTER, INC.
                                    (Registrant)



November 13, 1997                         /s/ Joel R. Schultz
                                         -------------------------------
                                         Joel R. Schultz,
                                         President


November 13, 1997                         /s/ Charles J. Siegel
                                         -------------------------------
                                         Charles J. Siegel,
                                         Chief Financial and Accounting Officer