Form 10-K405
period 1997-12-31
PACIFICAMERICA MONEY CENTER INC
filed 1998-03-31
CIK 921623

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                       THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1997
                                             -----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from _______________ to _______________

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

                               ------------------

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  YES [X]     NO [ ].

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]     NO [ ].

        The number of shares of common stock of the Registrant outstanding as of March 25, 1998: 5,017,583 shares.

        The aggregate market value of the outstanding common stock of the Registrant held by non-affiliates of the Registrant, based on the market price at March 25, 1998 was approximately $89,670,856.

                       Documents Incorporated by Reference
                       -----------------------------------
        Certain portions of the following documents are incorporated by reference into Part III of this Form 10-K: The Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders.

                        PACIFICAMERICA MONEY CENTER, INC.

                                     PART I

        Except for historical information contained herein, statements in this report are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks include, among others, reliance on continuing securitization of loans; risk of loss on the interest-only strip receivables resulting from differences between actual and assumed prepayments or loss experience; risk of further changes in accounting methods for gains on sale of loans for securitization; loan delinquencies and defaults; possible decline of collateral values for loans; fluctuations in interest rates; increased competition in the lending industry resulting in lower lending rates and/or reduced loan originations; and possible regulatory enforcement actions and legislative action. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Risk Factors" below for a more complete description of these factors.


ITEM 1.  BUSINESS

GENERAL

        PacificAmerica Money Center, Inc. (the "Company") is a mortgage banking company primarily engaged, through its subsidiaries, in the business of originating, purchasing, selling, holding and servicing home equity mortgage loans secured by single family residences. The Company has, since its formation in 1981, specialized in home equity loans for borrowers whose credit histories or other factors limit their access to credit from traditional mortgage lenders. The Company currently originates fixed and adjustable rate residential mortgage loans to borrowers of all credit grades. Borrowers generally obtain loans from the Company for the purpose of financing a purchase of the related property, refinancing an existing mortgage loan on more favorable terms, consolidating debt or obtaining cash proceeds for personal use by the borrowers.

        The Company originates loans through its Wholesale and Retail Divisions. The Wholesale Division currently consists of approximately 100 employee loan representatives and over 3,100 independent mortgage loan brokers. The Retail Division is currently comprised of 50 offices throughout the United States and approximately 110 employee loan representatives. The Company's business plan is to continue to expand its loan origination volume primarily by opening new retail branches throughout the United States and increasing its direct marketing efforts, and secondarily by continuing to add representatives and independent mortgage loan brokers to its Wholesale Division.

        The Company sells substantially all of its new loans for securitization. Until the fourth quarter of 1996, the Company sold substantially all of its loans for a cash premium, and did not retain any residual interest in the loans sold. Since the fourth quarter of 1996, the Company has retained a residual interest in each of the securitization pools sponsored by Aames Capital Corporation ("Aames") and Advanta Mortgage Corp. USA Conduit, Inc. ("Advanta"), in which its loans have been sold. In the fourth quarter of 1997, the Company completed its first direct securitization with the sale of $100 million of home equity loans to the PacificAmerica Home Equity Loan Trust Series 1997-1. For the years ended December 31, 1995, 1996 and 1997, the Company sold a total of $145 million, $338 million and $743 million of loans for securitization. The Company completed its second direct securitization on March 25, 1998 with the sale of $100 million and prefunding for the sale of an additional $30 million of home equity loans to the PacificAmerica Home Equity Loan Trust Series 1998-1. The Company has released servicing on loans sold to Aames and Advanta, and has an agreement for Advanta to act as sub-servicer on all loans sold to the PacificAmerica 1997-1 and 1998-1 Trusts.

         The Company's principal operating subsidiary is Pacific Thrift and Loan Company, a California corporation ("Pacific Thrift") and a California licensed thrift and loan formed in 1988. Pacific Thrift originates loans for securitization, services the Company's loan portfolio of approximately $20.6 million (net of loan loss reserves) and issues deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"). Pacific Thrift is subject to regulation by both the FDIC and the California Department of Financial Institutions (the "DFI"). The Company also conducts business through PacificAmerica Money Centers, Inc. ("PacificAmerica Centers"), a Delaware corporation which is licensed or exempt from licensing under the mortgage lending laws of 22 states, has license applications pending in 10 additional states, and intends to file applications in 18 additional states.

        Until December 31, 1996, the Company also engaged in the trust deed foreclosure services business through three subsidiaries: Consolidated Reconveyance Company ("CRC"), Lenders Posting and Publishing Company ("LPPC") and Consolidated Reconveyance Corporation ("CRCWA"). The Company sold substantially all of the assets of CRC and LPPC and all of the stock of CRCWA as part of the Company's strategy to concentrate all of its financial and human resources on its primary business of residential lending for securitization.

         The Company's main offices are located at 21031 Ventura Boulevard, Woodland Hills, California 91364. Its telephone number is (818) 992-8999.

1997 STOCK SPLIT EFFECTED BY MEANS OF A STOCK DIVIDEND

        On August 13, 1997, the Company paid a one-for-one stock dividend to all stockholders of record on July 31, 1997, having the effect of a two-for-one stock split. All share and per share data reported herein reflects the one-for-one stock dividend.

1996 CORPORATE RESTRUCTURING

        The Company commenced its operations in 1981 as a California limited partnership under the name Presidential Mortgage Company (the "Partnership"). On June 27, 1996, the Company and the Partnership completed a restructuring plan (the "Restructuring"), pursuant to which all of the assets and liabilities of the Partnership were transferred to the Company in exchange for shares of Common Stock of the Company. As a result of the Restructuring, 1,206,468 shares of Common Stock were issued to partners of the Partnership for their interests in the Partnership and $2,855,600 was paid by the Company to partners electing a "cash out option." As part of the Restructuring, the Company also sold to the general partner of the Partnership warrants (the "General Partner Warrants"), each exercisable until December 27, 1997, for one share of Common Stock at an exercise price of $7.50 per share. Concurrently with the solicitation of consent of the partners for the Restructuring, the Company made a rights offering to the partners of the Partnership and certain other related persons of the Partnership (the "Rights Offering"), pursuant to which a total of 649,256 shares were subscribed for and issued at $5.00 per share and 129,850 warrants ("Subscriber Warrants") were issued to the subscribers, each exercisable until June 27, 1998, for one share of Common Stock at an exercise price of $6.25 per share.

Concurrently with the Restructuring, the Company completed a public offering of an additional 1,756,420 shares of Common Stock at $5.00 per share (the "Public Offering").

        As of December 31, 1997, a total of 1,124,990 General Partner Warrants had been exercised, and the remaining General Partner Warrants had expired. As of March 13, 1998, a total of 76,540 Subscriber Warrants had been exercised, and 51,242 remained outstanding. Any unexercised Subscriber Warrants will expire on June 27, 1998.

BUSINESS STRATEGY

        The Company's business strategy is to continue the expansion of loans originated for securitization in 1998. The Company's goal is to increase loan production to an average of $100 million per month in 1998, from a high point of $80 million per month reached in the fourth quarter of 1997. The Company intends to take the following actions in 1998 to further its strategy:

        o increase the number of retail offices from 40 to 70 and increase the number of retail loan representatives from 95 to 200 throughout the country;

        o increase the number of wholesale loan representatives from 88 to 125 in regions throughout the country where the Company has not already established a strong presence;

        o  increase use of telemarketing throughout the country; and

        o increase loan-to-value ratios to borrowers with higher credit scores.

        The Company has also retained Friedman, Billings, Ramsey & Co., Inc., to assist it in locating strategic opportunities. The Company intends to actively pursue strategic opportunities in 1998, while continuing to execute its own plan for loan origination growth. There can be no assurance that any transactions will be completed by the Company as a result of its engagement of Friedman, Billings, Ramsey & Co., Inc.

MORTGAGE LOAN PRODUCTION

        GENERAL

        The Company has specialized in residential mortgage loans to borrowers underserved by traditional financial institutions since its formation in 1981. Until the Company began selling loans for securitization in late 1993, the Company generally originated loans to hold and service in its own loan portfolio. From 1994 through 1996, the Company steadily increased the volume of loans originated for sale and securitization and decreased the volume of loans originated for portfolio investment. In 1996, the Company determined to discontinue the origination of portfolio loans and concentrate all of its resources on increasing the volume of loans originated for sale and securitization.

        Unlike many of its competitors, the Company directly originates all loans sold by it for securitization. The Company believes that its control of the underwriting process leads to higher quality loans and, ultimately, lower loan losses and possibly slower prepayment speeds than loans purchased in bulk from correspondent lenders.

        The Company historically has originated the substantial majority of its loans through independent loan brokers. As the volume of lending for securitization increased, the Company determined to expand its business through retail loan production. Accordingly, the Company has increased retail lending as a percentage of total loans originated for sale over the past three years. The following table sets forth the combined loan originations by category and purchases, sales and repayments for the past two years:

                                               AT OR FOR THE     AT OR FOR THE
                                                 YEAR ENDED        YEAR ENDED
                                                DECEMBER 31,      DECEMBER 31,
                                                    1997             1996
                                                    (Dollars in Thousands)

Beginning Balance(1) .......................     $  51,662         $  56,485
        Loans Originated for Sale
             Wholesale .....................       584,527           292,116
             Retail ........................       183,699            43,355

        Portfolio Loans originated .........           -0-            37,978
Loans purchased ............................           -0-               -0-
                                                 ---------         ---------
        Total ..............................       819,888           429,943

Less:
  Principal repayments .....................        (1,053)          (12,388)
  Sales of loans originated for sale .......      (742,776)         (337,563)
  Sales of portfolio loans .................       (17,063)          (26,176)
  Transfers of REO net of reserves .........        (2,936)           (3,945)
  Other net changes(2) .....................          (151)            1,791
                                                 ---------         ---------
        Total loans(1) .....................     $  55,909         $  51,662
                                                 =========         =========


(1)     Includes loans held for sale.

(2) Other net changes includes changes in allowance for loan losses, deferred loan fees, loans in process and unamortized premiums and discounts.

        RETAIL LOAN OFFICE NETWORK

        The Company originates home equity mortgage loans through a network of retail loan offices. Prior to 1994, the Company conducted lending operations exclusively in California. For the last three years, the Company has steadily expanded operations throughout the United States. At March 15, 1998, the Company operated 50 retail loan offices in 23 states and the District of Columbia, including 11 in California; 12 in the western states of Nebraska, New Mexico, Colorado, Nevada, Arizona, Oregon, Utah, Washington, and Alaska; 11 in the mid-Atlantic states of Pennsylvania, Maryland, Virginia, Delaware, New Jersey and the District of Columbia; 7 in the northeastern states of New York, Connecticut and New Hampshire; and 9 in the mid-western states of Ohio, Michigan, Wisconsin, Kentucky and Indiana. The Retail Division seeks to originate loans directly with borrowers through contacts developed from mailing lists, using telemarketing and direct mail. The Company seeks to expand its Retail Division to approximately 70 offices by the end of 1998, and the number of its retail loan representatives from 95 at the end of 1997 to approximately 200 by the end of 1998. There can be no assurance that these goals will be achieved.

        WHOLESALE LENDING NETWORK

        The Company also originates home equity mortgage loans through a current network of 100 employee loan representatives and over 3,100 independent mortgage loan brokers. Loan representatives have the ability to work with or without offices within regions throughout the United States. Currently, the Company's loan representatives are located in and originate loans in 44 states. Loan representatives maintain contacts with the independent mortgage loan brokers who refer loan applications to the Company. Mortgage loan brokers act as intermediaries between property owners and the Company in arranging mortgage loans, and provide a cost effective means of originating loans over a large geographic area. Management has developed policies and procedures to service these brokers which emphasize timely decision making and funding and a competitive fee structure, which encourage brokers to continue bringing new loans to the Company. The Company seeks to expand its Wholesale Loan Division from 88 loan representatives at the end of 1997 to approximately 125 by the end of 1998. There can be no assurance that this goal will be achieved.

        UNDERWRITING

        The following is a description of the current underwriting guidelines customarily employed by the Company with respect to the origination of home equity mortgage loans. The Company's underwriting guidelines may change from time to time as management of the Company deems appropriate.

        The Company views its underwriting process as one that begins with the marketing of its products and includes each function involved in the lending activity through the ultimate loan funding. As an integral part of this process, the Company trains its telemarketing representatives, account executives, account managers, loan processors, and underwriters to evaluate each loan request relative to the Company's underwriting guidelines and overall lending philosophy. Such philosophy is to evaluate the merits of each loan application on a case-by-case basis in accordance with the Company's underwriting guidelines. On occasion, such an evaluation leads the Company to approve a loan application that does not completely meet the guidelines. Conversely, the Company occasionally rejects a loan application that does meet the guidelines.

        The Company believes that its underwriting guidelines (which are revised from time to time) are consistent with those generally used by lenders in the business of making subprime mortgage loans. The underwriting process is intended to assess both the prospective borrower's ability to repay and the adequacy of the real property as collateral for the loan. The Company's guidelines require an analysis of the value of and equity in the collateral, the property type, the payment history of the borrower and the borrower's ability to repay debt.

As presented in the following table, the Company's guidelines permit the origination of mortgage loans with multi-tiered credit characteristics tailored to individual credit profiles.

CREDIT
CLASSIFICATION                    A                     A-                     B
--------------           -------------------------------------------------------------------
*Maximum LTV               Owner    Non-Owner    Owner     Non-Owner     Owner     Non-Owner
                         Occupied   Occupied   Occupied    Occupied    Occupied    Occupied
Full Doc
SFR                         90%        80%        90%         80%         85%         75%
Condo/PUD                   90%        80%        90%         80%         85%         75%
2/3-4 Unit                  90%        80%        90%         80%         85%         75%
Alt Doc
SFR                         85%        75%        85%         75%         80%         70%
Condo/PUD                   85%        75%        85%         75%         80%         70%
2/3-4 Unit                  85%        75%        85%         75%         80%         70%
No Doc
(1003 Stated Income)        80%        70%        80%         70%         80%         70%
--------------------
# Maximum LTV includes 5% LTV Piggyback Second Mortgage Loan.
MAXIMUM (2) DEBT RATIO               42%                      45%                          50%
----------------------
12 MONTH MORTGAGE RATING        0x30 0x60 0x90           2x30 0x60 0x90             2x30 1x60 0x90 or
------------------------                                                            4x30 0.60 0x90 or
                                                                                    3x30 1x60(3) 0x90
CONSUMER CREDIT
General                     24 mos. excellent credit  24 mos. good credit.      24 mos. satisfactory credt
                            Minimum of 3 accounts     Minimum of 3 accounts     12 mo. "B" or better
                            open/active for 6 month   open/active for 6 month   Rental or Mtg. Rating but
                                                                                no consumer credit (less
                                                                                than 3 open/active
                                                                                accounts).

Credit Items                Less than 25% of Credit   Less than 35% of Credit   Less than 40% of Credit
(Accounts with no activity  items derogatory. No 60   items derogatory. No 90   items derogatory.
the last 24 months are not  day derogatory credit.    day derogatory credit.
considered.)

Bankruptcy                  2 yrs. since discharge/   2 yrs. since discharge/   1 yr since discharge/
                            dismissal with a minimum  dismissal with a minimum  dismissal with 3 "B" re-
                            of 3 "A" re-established   of 3 "A" re-established   established accounts
                            accounts (open/active     accounts (open/active     accounts (open/active
                            at least 6 months)        at least 6 months)        at least 6 mos.) or 18
                                                                                mos. since discharge/
                                                                                dismissal with no re-
                                                                                established credit.

Charge-offs, Collections    Collections, Charge-offs and Judgments under $500 are not to be considered.
                            All judgments that appear as a lien of record against the subject property must be paid through the loan. and Judgments The date of the original occurrence of the collection is to be used in all credit.

CREDIT
CLASSIFICATION                 A                      A-                     B
--------------        -------------------------------------------------------------------
*Maximum LTV            Owner     Non-Owner    Owner    Non-Owner     Owner     Non-Owner
                      Occupied    Occupied   Occupied   Occupied    Occupied    Occupied
Full Doc
SFR                      80%         70%        75%#      70%#        70%#        65%#
Condo/PUD                80%         70%        75%#      70%#        70%#        65%#
2/3-4 Unit               80%         70%        75%#      70%#        70%#        65%#
Alt Doc
SFR                   75-77%(5)      70%        75%#      70%#        70%#        65%#
Condo/PUD               75%          70%        75%#      70%#        70%#        65%#
2/3-4 Unit              75%          70%        75%#      70%#        70%#        65%#
No Doc
(1003 Stated Income)  75-77%(5)      65%        65%(4)     60%(4)      65%(4)     60%(4)


--------------------
# Maximum LTV includes 5% LTV Piggyback Second Mortgage Loan.
MAXIMUM (2) DEBT RATIO               55%                           55%                             60%
----------------------
12 MONTH MORTGAGE RATING         2x60 or 1x90                      1x120                        1x150 or more
------------------------

CONSUMER CREDIT
General                     24 mos. fair credit. No        24 mos. poor credit with       24 mos. poor credit. The
                            Consumer Credit (Less          some currently                 majority of the credit is
                            3 open/active accounts).       delinquent accounts.           derogatory.

Credit Items                Less than 50% of Credit        Less than 60% of Credit          % of Credit items
(Accounts with no activity  items derogatory.              items derogatory.              derogatory not a factor.
the last 24 months are not
to be considered.)

Bankruptcy                  BK filed at least 12 mos.      BK filed within last 12        Currently in BK. Must be
                            ago & discharged prior to      months but discharged/         paid through the loan.
                            applying for loan. Open        dismissed prior to
                            BK 13 if filed at least        application for loan.
                            24 mos. ago & evidence
                            provided that plan & mtg.
                            paid as agreed. BK must
                            be paid off thru loan.

Charge-offs, Collections    Collections, Charge-offs and Judgments under $500 are not to be considered.
and Judgments               All judgments that appear as a lien of record against the subject property must be paid through the loan. The date of the original occurrence of the collection is to be used in all credit.


--------------------
(1) Loan cannot be upgraded to receive maximum LTV.
(2) Will allow 5% increase in D/R (not to exceed 60%) for a corresponding 5% reduction in LTV. (3) Max LTV is 80%. (4) No DOC not available for salaried or other "fixed" income borrowers.
(5) Over 75% available for SFR only.
 * For 2nd homes & vacation properties reduce maximum LTV by 5%. Maximum CLTV for second mortgages may not exceed 65%.

        The final grade for a loan is determined by blending the mortgage credit grade and the consumer credit grade using a credit blending table. In addition, a final grade of B or C (as determined by the credit blending table) is eligible for a one credit class upgrade through the Company's upgrade matrix. The upgrade matrix takes into account such compensating factors as property condition, length of employment and length of property ownership.

        The Company's guidelines permit the origination of fixed or adjustable rate loans that either fully amortize over a period not to exceed 30 years or, in the case of a balloon mortgage loan, are amortized based on a 30-year or less amortization schedule with a maturity date and balloon payment due prior to the end of the amortization. Loan amounts generally range from a minimum of $20,000 to a maximum of $350,000 unless a higher amount is specifically approved by senior management of the Company. The average loan size of loans originated during 1997 was approximately $95,000.

        The collateral securing the loans may be either owner-occupied or non-owner-occupied one-to-four family dwellings, which includes condominiums, townhouses, manufactured housing, and occasionally second and vacation homes. Substantially all of the loans secured by first mortgages are limited to a maximum loan-to-value ratio of 90%, and substantially all of the loans secured by second mortgages are limited to a combined maximum loan-to-value ratio of 85%.

        In order to determine the loan-to-value ratio, all home equity loans require at least one recent written appraisal on a current Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC") form with certain supporting information (e.g., location maps, legal descriptions, sale and listing histories, floor plans, and photographs) from a state licensed appraiser. Properties with higher appraised values ($650,000 in California and Hawaii, $500,000 elsewhere) will require a second appraisal. All appraisals are required to contain at least three recently closed sales of comparable properties located near the subject property. The Company's appraisal review departments review each appraisal for reasonableness, completeness, conformity with the Company's guidelines and acceptable property condition. A review appraisal is then performed by an independent review appraiser on every appraisal prior to loan funding. The Company intends to continually monitor the quality of both its internal and external appraisal reviews with follow-up additional reviews on a percentage of loan appraisals. The Company's underwriting guidelines require that any major deferred maintenance on any property securing a loan be cured either by the applicant prior to loan closing or the amount to cure will be withheld from the proceeds of the loan until such deferred maintenance is completed.

        A credit report combining information from two separate independent credit reporting agencies is required reflecting the applicant's complete credit history. If the report is obtained more than 60 days prior to the loan closing, the Company will obtain an updated credit report to determine whether or not the reported information has changed in a materially negative way, in which case such loan will be reunderwritten.

        The Company's underwriting guidelines provide for the origination of loans under three general income documentation programs: (i) full documentation,
(ii) alternate documentation, and

(iii) stated income. Under the full documentation program the Company obtains one of the following: (i) Verification of Employment signed by the employer and the most recent paycheck stub showing year to date income; (ii) IRS Form W-2 for the most recent two-year period and the most recent paycheck stub showing year-to-date income; (iii) individual tax returns for the most recent two years and the most recent paycheck stub showing year-to-date income; or (iv) personal bank statements for the most recent 24-month period and the most recent paycheck stub showing year-to-date income. For each of the above, the Company obtains telephone verification of employment. If the applicant is self-employed, the two most recent years' applicable tax returns (Form 1040, 1120, 1120S or 1065) are required. Under the alternative documentation program, applicants are required to submit six months of personal bank statements, a recent paycheck stub showing year-to-date income and the Company obtains telephone verification of employment. For self-employed borrowers, proof that the business has been in existence for at least one year is required. Under the stated income program, income is taken from the application as stated by the applicant and employment or business is verified telephonically.

        Exceptions to the Company's underwriting guidelines can only be approved by senior underwriters, managers or higher level of senior management. Where exceptions are made on loan-to-value or debt-to-income ratios, such exceptions are generally limited to no more than 2%.

        The Company's guidelines require title insurance coverage issued by an approved title insurance company on each mortgage loan. The Company and its assignees are named as the insured. Title insurance policies guarantee the lien position of the loan and protect the insured against loss if the title or lien position is not as indicated.

        The following table sets forth selected information relating to loan originations for sale and securitization during the three years ended December 31, 1997 (portfolio loans which are not originated for sale and "piggyback loans" which are held for sale are not included):

                                                                Years Ended December 31,
                                                  -----------------------------------------------------
                                                       1997               1996                 1995
                                                  -------------       -------------       -------------
Principal balance of loans                        $ 768,226,000       $ 335,471,000       $ 151,538,000

Average principal balance per loan                $      93,867       $      91,993       $     102,681

Percent of first mortgage loans (based on                 95.6%               95.1%               91.5%
principal dollar amount of all loans
originated)

Weighted average interest rate                           11.08%              11.57%              11.02%

Weighted average initial loan-to value ratio             76.65%              66.92%              64.23%

        QUALITY CONTROL

        The Company's quality control program monitors and improves the overall quality of loan production in both the Wholesale and Retail Divisions. Sample loan files are reviewed on a regular basis to assure the accuracy of all credit information, the compliance with appraisal standards, the compliance with employment and income verification requirements and the accuracy of legal documents. Any inaccuracies or inadequacies are corrected, and the internal audit department reports its findings to senior management of the Company on a quarterly basis.

LOAN SALES AND SECURITIZATIONS

        Since 1995, the Company has originated mortgage loans primarily for sale and securitization. Prior to the fourth quarter of 1996, the Company sold substantially all of its loans for a cash premium, with no continuing interest in the loans after sale. In the fourth quarter of 1996, the Company entered into new agreements with Aames and Advanta pursuant to which the Company retained the right to receive an interest-only strip ("excess spread") on its loans above the specified rates paid to holders of certificates in each securitization pool in which the Company's loans were included, less transactional, sponsor, servicing and credit enhancement fees and expenses. Under its agreements with Aames and Advanta, the Company received an advance of a portion of the excess spread from the loan purchaser, and the balance, after repayment of the advance, was paid over the life of the loans. To the extent that a loss is realized on loans sold by the Company in each pool, losses are paid first out of excess spread that would otherwise be paid to the Company.

        As of March 30, 1998, the Company held interest-only strips in seven securitization trusts, including one formed by Aames in the fourth quarter of 1996, four formed by Advanta in each of the four quarters of 1997 and two sponsored by the Company (one in the fourth quarter of 1997 and one in the first quarter of 1998). Securities issued by each trust are credit enhanced either through an insurance policy issued by a monoline insurer or through over-collateralization. As of March 30, 1998, the securities issued by each of the trusts in which the Company holds an interest are rated "AAA" by Standard & Poor's Ratings Group and "AAA" by Moody's Investor Service, Inc. Each trust holds loans sold by the Company, as well as loans originated or purchased by either Aames or Advanta. However, the Company's interest-only strip receivable is dependent only upon the performance of the loans originated by the Company and held by each Trust. All loans sold for securitization have been sold on a nonrecourse basis, except for the obligation to repurchase any loan which does not meet certain customary representations and warranties, and the obligation to repurchase loans adversely affected by any breach of general representations and warranties.

        On July 17, 1997, the Company entered into an engagement letter with Merrill Lynch, Pierce, Fenner & Smith ("Merrill Lynch") under which the Company committed to offer exclusively to Merrill Lynch the position of sole lead manager or sole lead placement agent of each offering of mortgage-backed securities by the Company backed by mortgage loans for which Merrill Lynch provided warehouse financing. The Company's commitment expires on the later of:
(i) one year from the effective date of the warehouse financing agreement; or
(ii) the date that Merrill Lynch has acted as sole lead manager or sole lead placement agent with respect to mortgage-backed securities aggregating $750 million. As of March 30, 1998, the Company has securitized $200 million of loans through Merrill Lynch and an additional $30 million has been prefunded for sale to a trust formed in the first quarer of 1998.

        On October 31, 1997, the Company entered into a Master Repurchase Agreement with affiliates of Merrill Lynch (the "Warehouse Financing Agreement"), under which Merrill Lynch may provide warehouse financing of mortgage loans pending securitization by the Company. The Warehouse Financing Agreement contemplates that the Company will complete securitization transactions on a quarterly basis, and any loans not securitized by a specified date within each quarter are ineligible for financing under the Warehouse Financing Agreement. Financing provided by Merrill Lynch under the Warehouse Financing Agreement bears interest at rates established at the time of each advance by Merrill Lynch. The Company is required to meet margin call requirements in the event the mortgage loans assigned under the Warehouse Financing Agreement experience a decline in market value during the period of warehouse financing.

        On December 18, 1997, the Company entered into a Master Assignment Agreement (the "Master Assignment Agreement"), with Merrill Lynch Mortgage Capital, Inc. ("MLMCI"), under which the Company may obtain financing secured by interest-only strip receivables retained by the Company in securitization transactions underwritten by Merrill Lynch. Each advance will be due one year from the date of the advance, unless extended pursuant to the mutual agreement of the Company and Merrill Lynch. The interest rate on each advance under the Master Assignment Agreement will be established at the time of each advance by Merrill Lynch. The Company is required to make mandatory prepayments under the Master Assignment Agreement in the event that the residual interests assigned to Merrill Lynch experience a decline in value from the levels established at the time of the advance.

        On December 18, 1997, the PacificAmerica Home Equity Loan Trust Series 1997-1 issued $100 million in securities backed by home equity loans originated by Pacific Thrift. On March 25, 1998, the PacificAmerica Home Equity Loan Trust Series 1998-1 issued $130 million in securities backed by home equity loans originated by Pacific Thrift. The Company has delivered approximately $100 million of loans to the 1998-1 Trust, and expects to deliver approximately $30 million by April 27, 1998. The loan purchase agreements under which loans have been securitized provide, among other terms, that the sale of loans is non-recourse except for the obligation to repurchase or replace loans upon a breach of certain standard and customary representations and warranties. The Company is named as master servicer for loans held by the 1997-1 and 1998-1 Trusts, and Advanta has been appointed Sub-Servicer. Advanta is expected to provide substantially all servicing related to the loans.


        To the extent that the Company or one of its subsidiaries originates loans for sale, it bears an interest rate risk between the loan approval date and the date that each loan is securitized. However, loans are generally securitized on a quarterly basis, which reduces the risk of interest rate fluctuations. In addition, because subprime mortgage loans have a higher interest rate spread than prime mortgage loans, fluctuations in rates which may occur during the period prior to securitization could reduce the value of the residual interest anticipated to be retained by the Company upon securitization, but would not generally be sufficiently large to eliminate the excess spread entirely. Loans which are held for sale during the period prior to sale are accounted for at the lower of cost or market value of such loans.

PORTFOLIO LENDING

        Until Pacific Thrift began originating loans for securitization in 1994, both the Partnership and Pacific Thrift originated loans for their own loan portfolios, and generally held and serviced those loans until payoff or refinancing. As of December 31, 1997, the aggregate remaining balance of all portfolio loans held by the Company was approximately $20.6 million net of loan loss reserves. All portfolio loans are secured primarily by one-to-four family residential, multi-family residential and commercial real property. In 1996, as volume levels of loans originated for sale and securitization increased, management determined to terminate portfolio lending in order to concentrate its resources on loans originated for sale and securitization. The Company also determined to sell portions of its loan portfolio to provide additional resources for use in its mortgage banking business, and completed sales of an aggregate of approximately $17.1 million and $26.2 million of portfolio loans in 1997 and 1996, respectively. The characteristics of the Company's remaining loan portfolio at December 31, 1997, are described below.

        GEOGRAPHIC CONCENTRATION. At December 31, 1997, the Company's loan portfolio included loans geographically distributed, based on principal loan balances, approximately 55% in Southern California (south of San Luis Obispo), 16% in Northern California and the remaining 29% in other states, primarily Washington and Oregon. The Company's portfolio loan policy limits the total dollar amount of loans and total number of loans made in each zip code area to no more than 5% of its total outstanding loans.

        COLLATERAL. At each of the dates set forth below the gross loan portfolio of the Company (net of reserves for loan losses) was collateralized by the following types of real property:

                                    PORTFOLIO COLLATERAL


                                             Dec. 31,                     Dec. 31,                 Dec. 31,
                             Dec. 31,         1997      Dec. 31,           1996      Dec. 31,        1995
                              1997          Percentage    1996          Percentage     1995       Percentage
                              Loan           of Total     Loan           of Total      Loan        of Total
                            Balances         Portfolio  Balances         Portfolio   Balances      Portfolio
                           ----------         ------   -----------         ------   -----------     ------
One-to-four family
residential property
    1st TDs               $ 2,539,000          11.39%  $ 2,629,371           7.19   $ 5,553,762       11.33%
    2nd TDs                 3,037,000          13.62    11,148,015          30.48     8,149,818       16.62
    3rd TDs                   452,000           2.03       700,997           1.92       968,926        1.98
Home Imp. Loans             1,090,000           4.89     1,321,983           3.61     1,742,976        3.55
                           ----------         ------   -----------         ------   -----------     ------
TOTAL                       7,118,000          31.93    15,800,366          43.20    16,415,482       33.48
                           ==========         ======   ===========         ======   ===========     ======
Five and Over
Multi-Family
residential property
    1st TDs                 5,425,000          24.34     8,467,515          23.15     8,534,795      17.41
    2nd TDs                   747,000           3.35       840,081           2.30     1,811,741       3.70
    3rd TDs                       -0-            -0-           -0-            -0-           -0-        -0-
                           ----------         ------   -----------         ------   -----------     ------
TOTAL                       6,172,000          27.69     9,307,596          25.45    10,346,536      21.11
                           ==========         ======   ===========         ======   ===========     ======
Commercial
Property
    1st TDs                 8,528,000          38.26     9,761,472          26.69    18,145,302      37.02
    2nd TDs                   445,000           2.00       869,128           2.38     2,172,655       4.43
    3rd TDs                    28,000            .12       101,757            .28        68,766        .14
                           ----------         ------   -----------         ------   -----------     ------
TOTAL                       9,001,000          40.38    10,732,357          29.35    20,386,723      41.59
                           ==========         ======   ===========         ======   ===========     ======
Undeveloped
Property
    1st TDs                       -0-            -0-       732,424           2.00     1,873,953       3.82
    2nd TDs                       -0-            -0-           -0-            -0-           -0-        -0-
    3rd TDs                       -0-            -0-           -0-            -0-           -0-        -0-
                           ----------         ------   -----------         ------   -----------     ------
TOTAL                             -0-            -0-       732,424           2.00     1,873,953       3.82
                           ==========         ======   ===========         ======   ===========     ======
TOTAL
PORTFOLIO
    1st TDs                16,492,000          73.99    21,590,782          59.04    34,107,812      69.58
    2nd TDs                 4,229,000          18.97    12,857,224          35.16    12,134,214      24.75
    3rd TDs                   480,000           2.15       802,754           2.19     1,037,692       2.12
Home Imp. Loans             1,090,000           4.89     1,321,983           3.61     1,742,976       3.55
                           ----------         ------   -----------         ------   -----------     ------
TOTAL                     $22,291,000         100.00   $36,572,743         100.00   $49,022,694     100.00%
                           ==========         ======   ===========         ======   ===========     ======

        LOAN ORIGINATION AND UNDERWRITING. Each portfolio loan made by the Company (other than "piggyback" loans as described below), was analyzed at origination based on the loan applicant's credit history and repayment ability, using the Company's then existing underwriting guidelines. Portfolio loans generally required credit histories from independent credit reporting companies, proof of income and independent appraisal reports of the value of the mortgaged property.

        Since 1995, the Company has also made "piggyback loans," which are residential loans made in tandem with loans originated for sale. Management uses piggyback loans to enhance the loan products available from some of its loan purchasers, and thereby increase production of loans originated for sale. Piggyback loans meet the same credit and documentation requirements as the companion senior loans originated for sale, except that loan-to-value ratios are usually 5% higher than the loan-to-value ratios allowed by the purchaser of the senior loans. To compensate for the higher loan-to-value ratios, the Company provides higher general reserves for piggyback loans. From time to time, the Company sells piggyback loans to third party purchasers. During 1997, the Company sold $5.7 million of piggyback loans at par value. During 1996, the Company sold $5.5 million of piggyback loans, of which $3.8 million were sold for a discount of approximately 1% of par value and $1.7 million were sold at par value. As of December 31, 1997, the Company held 1707 piggyback loans, with an aggregate principal balance of $11.6 million. Of this amount, $8.4 million was sold in January 1998 at a discount of approximately 24% of par value. As this discount was fully reserved at December 31, 1997, the effect was that the sale resulted in a nominal gain.

        MATURITIES AND RATE SENSITIVITIES OF LOAN PORTFOLIO. The following table sets forth the contractual maturities of the loan portfolio at December 31, 1997.


                            PORTFOLIO LOAN MATURITIES

                                                            AT DECEMBER 31, 1997
                           ---------------------------------------------------------------------------------------
                                                                      MORE         MORE
                                        MORE THAN     MORE THAN      THAN 5      THAN 10      MORE
                           ONE YEAR     1 YEAR TO      3 YEARS      YEARS TO     YEARS TO    THAN 20      TOTAL
                            OR LESS      3 YEARS      TO 5 YEARS    10 YEARS     20 YEARS     YEARS       LOANS
                           ----------   -----------   -----------   ----------   ---------   --------  -----------
                                                               (IN THOUSANDS)
One- to four-family.....   $      717   $       534   $       560   $      656   $   2,685   $    902  $     6,054
Multi-family............          122           769            76        2,884         498      2,042        6,391
Commercial..............        1,129         1,213           630        4,271       1,202        139        8,584
Home improvement........            0             7            46        1,097         112          0        1,262
                           ----------   -----------   -----------   ----------   ---------   --------  -----------

Total amount due........    $   1,968    $    2,523     $   1,312    $   8,908   $   4,497    $ 3,083    $  22,291
                           ==========   ===========   ===========   ==========   =========   ========  ===========


        The following table sets forth, as of December 31, 1997, the dollar amounts of loans receivable (not including loans held for sale) that are contractually due after December 31, 1998 and whether such loans have fixed or adjustable interest rates:

                                 PORTFOLIO LOANS

                                                 DUE AFTER DECEMBER 31, 1998
                                           -------------------------------------
                                            FIXED       ADJUSTABLE        TOTAL
                                           -------      ----------       -------
                                                      (IN THOUSANDS)
One- to four-family ...............        $ 3,200        $ 2,137        $ 5,337
Multi-family ......................            119          6,150          6,269
Commercial ........................            660          6,795          7,455
Home improvement ..................          1,262              0          1,262
                                           -------        -------        -------
       Total loans receivable .....        $ 5,241        $15,082        $20,323
                                           =======        =======        =======

        The Company generally rewrites a portfolio loan at maturity if the borrower makes a new loan application. In cases where the loan-to-value ratio has declined on an existing loan and no longer meets the applicable loan-to-value guidelines, the Company will generally rewrite the loan.

        A substantial portion of the Company's loan portfolio is repriced, pays off or matures approximately every year. Of the 26% of all loans bearing fixed rates at December 31, 1997, 11% were due in one year or less. Based upon these facts, over 77% of the loan portfolio at December 31, 1997, consisted of either variable rate loans or fixed rate loans which mature within one year. Management therefore expects that within one year, approximately 77% of the loan portfolio will be paid off or reprice at the rate in effect on the existing loan at the time the loan is repriced or the then applicable rate for new or refinanced loans.

        The initial interest rate on variable rate portfolio loans is set as of the date of origination of each loan based upon the then prevailing reference rate established by Bank of America. The rate may increase by not less than
 .125% in any three-month period, but may not increase by more than five (10 in some cases) percentage points in the aggregate. Such increases (or decreases, as the case may be) occur at three-month intervals as the result of changes in the Bank of America reference rate. Although the interest rate may decrease, it cannot decrease below the original interest rate set for each loan.

        CLASSIFIED ASSETS AND LOAN LOSSES. The Company's general policy is to discontinue accrual of interest and make a provision for anticipated loss on a loan when: (i) it is more than two payments contractually past due and the current estimated loan-to-value ratio is 90% or more; or (ii) the loan exhibits the characteristics of an in-substance foreclosure, generally including any loan as to which the borrower does not have the ability, willingness or motivation to repay the loan. The current estimated loan-to-value ratios of substantially all delinquent loans are determined by new independent appraisal or broker price opinions, unless an independent appraisal was obtained no more than twelve months prior to the monthly review of each delinquent loan. When a loan is reclassified from accrual to nonaccrual status, all previously accrued interest is reversed. Interest income on nonaccrual loans is subsequently recognized when the loan resumes payment or becomes contractually current as appropriate. Loans which are deemed fully or partially uncollectible by management are generally fully reserved or charged off for the amount that exceeds the estimated net realizable value (net of selling costs) of the underlying real estate collateral. Gains on the sale of real estate acquired in settlement of loans ("REO") are not recognized until the close of escrow.

        Unless an extension, modification or rewritten loan is obtained, or a bankruptcy is filed, the Company's policy is to commence procedures for a non-judicial trustee's sale within 30 to 60 days of a payment delinquency on a loan under the power of sale provisions of the trust deed securing such loan, as regulated by applicable law. A delinquent loan will only be rewritten or extended if it can be determined that the borrower has the ability to repay the loan on the modified terms. The initiation of foreclosure proceedings against a borrower does not suggest that the recovery of the loan is dependent solely on the underlying collateral. In fact, many borrowers bring payments current or undertake other remedies so that a foreclosure sale is not required.

        The determination of the adequacy of the allowance for loan losses is based on a variety of factors, including loan classifications and underlying loan collateral values, and the level of nonaccrual loans. Therefore, changes in the amount of nonaccrual loans will not necessarily result in increases in the allowance for loan losses. The ratio of nonaccrual portfolio loans past due 90 days or more to total portfolio loans was 4.96% at December 31, 1997, 3.81% at December 31, 1996 and 1.62% at December 31, 1995. The ratio of the allowance for loan losses to nonaccrual loans past due 90 days or more was 130.14% at December 31, 1997, 176.76% at December 31, 1996, and 533.29% at December 31, 1995.

        The following table sets forth the number and remaining balances of all loans in the Company's loan portfolio (net of specific reserves for loan losses) that were more than 30 days delinquent at December 31, 1997, 1996 and 1995.

                                 PORTFOLIO LOAN
                                  DELINQUENCIES

                       AT DECEMBER 31, 1997       AT DECEMBER 31, 1996         AT DECEMBER 31, 1995
                     ------------------------   -------------------------    ------------------------
                                       Percent                     Percent                     Percent
                                         of                          of                          of
         Loan           Loans           Total       Loans           Total       Loans           Total
    Delinquencies    Delinquent         Loans    Delinquent         Loans     Delinquent        Loans
    -------------    ----------         -----   -----------         -----    ----------         -----
 30 to 59 days       $  150,000           .67%  $ 1,428,000          3.91%   $  210,000          .43%
 60 to 89 days          321,000          1.44%    1,431,000          3.91%      527,000         1.08%
90 days or more       1,913,000          8.58%    3,019,000          8.25%    2,110,000         4.30%
                     ----------         -----   -----------         -----    ----------         ----
     TOTAL ....      $2,384,000         10.69%  $ 5,879,000         16.07%   $2,848,000         5.81%
                     ==========         =====   ===========         =====    ==========         ====

        NONACCRUAL AND RESTRUCTURED LOANS. The following table sets forth the aggregate amount of loans at December 31, 1997, 1996 and 1995 which were (i) accounted for on a nonaccrual basis; (ii) accruing loans which are contractually past due 90 days or more as to principal and interest payments; and (iii) troubled debt restructurings, which are defined in SFAS 15 as loans modified to reduce interest rates below market rates, to reduce amounts due at maturity, to reduce accrued interest or to loan additional funds.



                                 PORTFOLIO LOAN
                        NON ACCRUALS AND RESTRUCTURINGS

                       Accruing Loans     Nonaccruing Loans
                            Past Due      Past Due 90 Days    Troubled Debt
                       90 Days or More        or More         Restructurings      Total
                       ---------------   ------------------   --------------      ------
                                       (Dollars in Thousands)
At December 31, 1997          $  808            $1,105                 0          $1,913
At December 31, 1996          $1,625            $1,394            $  357          $3,376
At December 31, 1995          $1,317            $  793            $  948          $3,058

        The following table sets forth information concerning interest accruals and interest on nonaccrual loans past due 90 days as of December 31, 1997, 1996 and 1995.

                             PORTFOLIO LOAN INTEREST
                             DUE ON DELINQUENT LOANS

                            Interest                          Interest Not
                          Contractually                       Recognized on
                          Due on Loans    Interest Accrued     Nonaccrual
                            Past Due      on Loans Past Due  Loans Past Due
                         90 Days or More   90 Days or More   90 Days or More
                         --------------- ------------------ ----------------
                                       (Dollars in Thousands)
At December 31, 1997            $323             $119              $204
At December 31, 1996            $886             $133              $753
At December 31, 1995            $673             $125              $548

        Upon request of a borrower, the Company generally grants one to two month extensions of payments during the term of a loan. In 1997, six loans with an aggregate principal balance of $.4 million were extended for terms not exceeding six months, one loan with a principal balance of $.4 million was modified and one delinquent loan with a principal balance of $.1 million was rewritten. The Company applies the same documentation standards on a rewritten loan as on an original loan, and makes these accommodations only if it can be determined that the borrower has the ability to repay the loan on the modified terms. In general, this determination is made based upon a review of the borrower's current income, current debt to income ratio, or anticipated sale of the collateral.

        At December 31, 1997, the Company held REO (net of specific reserves) of $2.0 million. In accordance with the policy for recognizing losses upon acquisition of REO, the Company charges off or posts specific reserves for those portions of the loans with respect to which REO has been acquired to the extent of the difference between the loan amount and the estimated fair value of the REO. Included in REO at December 31, 1997 were 10 single-family residences with an aggregate net book value of $.9 million; three multi-family units with an aggregate net book value of $.5 million; four commercial properties with an aggregate net book value of $.5 million; and three undeveloped properties with an aggregate net book value of $.1 million. For the year ended December 31, 1997, total expenses on operation, including valuation allowances, and losses on sale of REO were $.7 million and gains on sale of REO and REO income were $.3 million, for a total expense of $.4 million. There can be no assurance that net losses on the sale of REO will not be experienced in the future.

        ALLOWANCE FOR LOAN LOSSES. The following is a summary of the changes in the consolidated allowance for loan losses of the Company for each of the years ended December 31, 1997, 1996 and 1995:

                                 PORTFOLIO LOANS
                             RESERVE FOR LOAN LOSSES

                                           -------------------------------------
                                           AT OR FOR THE YEARS ENDED DECEMBER 31,
                                           -------------------------------------
                                              1997          1996         1995
                                           -------------------------------------
                                                          (IN THOUSANDS)
                                           -------------------------------------
Balance at beginning of period .......      $ 2,464       $ 4,229       $ 4,307
Provision for loan losses ............        3,087         1,151         3,289
Transferred to loans held for sale ...       (1,902)          -0-           -0-
Chargeoffs:                                  (2,211)       (3,187)       (3,369)
Recoveries ...........................          -0-           271             2
                                            -------       -------       -------
Balance at end of period .............      $ 1,438       $ 2,464       $ 4,229
                                            =======       =======       =======

        Pacific Thrift uses an asset classification system pursuant to which every delinquent loan and every performing loan which exhibits certain risk characteristics is graded monthly, and a general reserve percentage is assigned to each classification level. Management of the Company also reviews every delinquent loan on a monthly basis and reviews the current estimated fair market value of the property securing that loan. To the extent that the amount of the delinquent loan exceeds the estimated fair market value of the property, an additional reserve provision is made for that loan.

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

INVESTMENT ACTIVITIES

        Pacific Thrift maintains an investment portfolio which is used primarily for liquidity purposes and secondarily for investment income. Pacific Thrift's policy is to invest cash in short-term U.S. government securities or federal funds sold due in less than 30 days. Overnight federal funds sold are limited to no more than 100% of total capital at any single financial institution that is either adequately or well capitalized. If the financial institution is neither adequately nor well capitalized, the limit is $100,000. As of December 31, 1997, Pacific Thrift held no investments in federal funds.

SOURCES OF FUNDS

        DEPOSITS. Pacific Thrift's major source of funds is FDIC-insured deposits, including passbook savings accounts, money market accounts and investment certificates (similar to certificates of deposit). Pacific Thrift attracts customers for its deposits by offering rates that are slightly higher than rates offered by large commercial banks and savings and loans. Pacific Thrift has no brokered deposits as of the date hereof. Management believes its deposits are a stable and reliable funding source. At December 31, 1997, Pacific Thrift had outstanding 2,818 deposit accounts of approximately $132.5 million.

        The following table sets forth the average balances and average rates paid on each category of Pacific Thrift's deposits for the three years ended December 31, 1997.

                                         DEPOSIT ANALYSIS

                               Averages for 1997       Averages for 1996       Averages for 1995
                             --------------------    ---------------------   ---------------------
                            (Dollars in Thousands)   (Dollars in Thousands)  (Dollars in Thousands)

                             Average     Average       Average    Average      Average     Average
                             Balance      Rate         Balance      Rate       Balance       Rate
                             -------     -------       -------    -------      -------     -------
Passbook/Money Market         21,516      5.11%        $31,300      5.20%      $13,322       5.39%
Investment Certificates
under $100,000                74,184      5.87%        $47,582      5.86%      $49,931       6.20%
Investment Certificates
over $100,000                    823      6.08%            -0-       -0-           100       7.02%
                              ------      ----         -------      ----       -------       ----
Total                         96,523      5.71%         78,882      5.60%      $63,353       6.03%
                              ======      ====         =======      ====       =======       ====

        The following schedule sets forth the time remaining until maturity for all certificates at December 31, 1997, 1996 and 1995.

                               DEPOSIT MATURITIES

                                               At            At            At
                                          December 31,   December 31,  December 31,
                                              1997           1996          1995
                                          (Dollars in    (Dollars in   (Dollars in
                                           Thousands)     Thousands)    Thousands)
                                          -----------     ----------    ----------
Passbook/Money Market                       $ 18,793      $24,659        $24,275
                                            --------      -------        -------
Accounts under $100,000
  3 months or less                          $ 20,588      $14,451        $12,723
  Over 3 months through 6 months              32,649       19,745         13,439
  Over 6 months through 12 months             56,219       22,147          9,084
  Over 12 months                                  95          -0-            635
                                            --------      -------        -------
               Total                        $109,551      $56,343        $35,881
                                            --------      -------        -------
Accounts over $100,000
  3 months or less                               400          -0-            -0-
  Over 3 months through 6 months                 -0-          -0-            -0-
  Over 6 months through 12 months              3,780          -0-            -0-
  Over 12 months                                 -0-          -0-            -0-
                                            --------      -------        -------
               Total                        $  4,180      $   -0-        $   -0-
                                            --------      -------        -------
TOTAL DEPOSITS                              $132,524      $81,002        $60,156
                                            ========      =======        =======

        OTHER BORROWINGS. The Partnership made use of substantial lines of credit from major banks to fund its loan portfolio growth from 1984 through 1989. The original bank loan in 1990 was a revolving credit line of $105 million, under which the Partnership borrowed a maximum of $82 million during 1990 (the "Bank Loan"). The credit line was reduced by mutual agreement in 1991 to $48 million with an $18 million interim loan. From 1992 through December 1996, the loan agreement was amended annually to provide for a steady pay down of the remaining loan balance. The Partnership and the Company continued making regular paydowns of the balance owed until the Company made the last payment in January 1997.

        On October 31, 1997, the Company entered a Warehouse Finance Agreement with affiliates of Merrill Lynch, under which Merrill Lynch may provide warehouse financing to mortgage loans pending securitization by the Company. Merrill Lynch has provided warehouse financing for all loans securitized through Merrill Lynch since the fourth quarter of 1997. The Warehouse Financing Agreement contemplates that the Company will complete securitization transactions on a quarterly basis, and any loans not securitized by a specified date within each quarter are ineligible for financing under the Warehouse Financing Agreement. Financing provided by Merrill Lynch under the Warehouse Financing Agreement bears interest at rates established at the time of each advance by Merrill Lynch. The Company is required to meet margin call requirements in the event the mortgage loans assigned under the Warehouse Financing Agreement experience a decline in market value during the period of warehouse financing. At December 31, 1997, there were no borrowings outstanding under the Warehouse Financing Agreement.

        On December 18, 1997, the Company entered into Master Assignment Agreement with an affiliate of Merrill Lynch under which the Company may obtain financing secured by interest-only strip receivables retained by the Company in securitization transactions underwritten by Merrill Lynch. The Company obtained $5.0 million in financing for its interest-only strip in the 1997-1 securitization, which bears interest at LIBOR plus 2.5%. The Company expects to obtain financing for its interest-only strip in the 1998-1 securitization. Each advance will be due one year from the date of advance, unless extended pursuant to the mutual agreement of the Company and Merrill Lynch. The interest rate on each advance under the Master Assignment Agreement is established at the time of each advance by Merrill Lynch. The Company is required to make mandatory prepayments under the Master Assignment Agreement in the event that the interest-only strips assigned to Merrill Lynch experience a decline in value from the levels established at the time of the advance.

        The Company obtained advances from Aames and Advanta on interest-only strips retained by the Company in the Aames 1996-4 pool and the Advanta 1997 pools. At December 31, 1997, advances from Aames and Advanta totalled $23.6 million, and bore interest ranging from LIBOR plus 1.0% to 12.5% per annum. Advances are repaid from cash flow allocated to the Company's interest-only strips.

COMPETITION

        The Company faces significant competition for the origination and selling of home equity mortgage loans from consumer finance companies, mortgage banking companies and other subprime lenders. Many of these companies are substantially larger and have considerably greater financial, technical and marketing resources than the Company. In addition, many other financial services organizations have formed national loan origination networks offering loan products that are substantially similar to the Company's loan programs. Factors influencing consumer decisions to choose one lender over another include convenience, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Increases in competition may result in lower rates charged to borrowers, which could lower gain on future loan sales and securitizations. Fluctuations interest rates and general economic conditions may also affect competition in the consumer finance industry. During periods of rising rates, competitors that have locked in low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's customers to refinance their loans.

        The senior executive officers of the Company each have over 20 years of experience in home equity lending, which the Company believes has been a significant factor in the rapid growth of its loan production. The Company has developed an emphasis on customer service, flexibility in adopting new loan programs to meet competition, and incentives for retaining top producing loan representatives.

        Pacific Thrift faces competition for depositors' funds from other thrift and loans, banks, savings and loans and credit unions. Pacific Thrift does not offer checking accounts, travelers' checks or safe deposit boxes and thus has a competitive disadvantage to commercial banks and savings associations in attracting depositors seeking these services. Pacific Thrift's lower costs, however, enable it to compensate for the lack of a full array of services by offering slightly higher interest rates for deposits than most large banks and savings and loans, while remaining interest rate competitive with smaller banks, savings and loan associations and thrift and loans.

EMPLOYEES

        As of December 31, 1997 the Company and its subsidiaries had 596 full-time employees, including 183 commission-based loan representatives.

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

CONSUMER PROTECTION LAWS

        Pacific Thrift and PacificAmerica Centers are subject to numerous federal and state consumer protection laws, including the Federal Truth-In-Lending Act, the Federal Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Federal Fair Debt Collection Practices Act and the Federal Reserve Board's Regulations B and Z. These laws and regulations, among other things, limit certain finance charges, fees and other charges on loans, require certain disclosures be made to borrowers and loan applicants, regulate the credit application and evaluation process and regulate certain servicing and collection practices. These laws and regulations impose specific liability upon lenders who fail to comply with their provisions, and may give rise to defense to payment of a borrower's obligation in the event of a failure to comply with certain applicable laws. Pacific Thrift and PacificAmerica Centers believe they are currently in compliance in all material respects with all applicable laws, but there can be no assurance that they or any other financial institution will be able to maintain such compliance. The failure to comply with such laws, or a determination by a court that their interpretation of law was erroneous, could have a material adverse effect on Pacific Thrift or PacificAmerica Centers.

STATE LAW

        PACIFICAMERICA CENTERS

        PacificAmerica Centers is licensed or exempt as a mortgage lender in 22 states, has lender license applications pending in 10 states and intends to file license applications in 18 additional states. The lending laws of some states have certain interest and fee limitations, disclosure and loan document requirements and penalties for failure to meet these requirements. PacificAmerica Centers reviews the applicable lending laws of each state prior to commencement of business in the state and regularly monitors changes in the lending laws of all states in which it conducts business.

        PACIFIC THRIFT

        Pacific Thrift is subject to regulation, supervision and examination under its California thrift and loan license by the Department of Financial Institutions ("DFI") which regulates all banks, savings and loans, thrift and loans, and credit unions chartered by the State of California. The California Industrial Loan Law and the rules and regulations of the DFI regulate interest rates, fees, collateral requirements, payment terms and maturities of the various types of loans that are permitted to be made by California-licensed thrift and loan companies. The majority of these limitations, however, apply to loans under $10,000.

        A thrift and loan generally may not make any loan to, or hold an obligation of, any of its directors, officers or any shareholder holding 10% or more of its shares, or any director or officer or any shareholder holding 10% or more of the shares of its holding company or affiliates, except in specified cases and subject to regulation by the DFI. A thrift and loan may not make any loan to, or hold an obligation of, any of its shareholders or any shareholder or its holding company or affiliates. There are currently no outstanding loans made by Pacific Thrift to any officers or directors of the Company or any of its affiliates. Any person who wishes to acquire 10% or more of the capital stock of a California thrift and loan company or 10% or more of the voting capital stock or other securities giving control over management of its parent company must obtain the prior written approval of the DFI.

        A thrift and loan is subject to certain leverage limitations which are not generally applicable to commercial banks or savings and loan associations. In particular, thrift and loans may not have outstanding at any time investment certificates that exceed 20 times paid-up and unimpaired capital and surplus. Under California law, thrift and loans that desire to increase their leverage must meet specified minimum standards for liquidity reserves in cash, loan loss reserves, minimum capital stock levels and minimum unimpaired paid-in surplus levels. As approved by the DFI, Pacific Thrift can currently operate with a ratio of deposits to unimpaired capital and unimpaired surplus of up to 15:1. At December 31, 1997, Pacific Thrift's deposit ratio was 7:1.

        Thrift and loan companies are not permitted to borrow, except by the sale of investment or thrift certificates, in an amount exceeding 300% of tangible net worth, surplus and undivided profits, without the DFI's prior consent. All sums borrowed in excess of 150% of tangible net worth, surplus and undivided profits must be unsecured borrowings or, if secured, approved in advance by the DFI, and be included as investment or thrift certificates for purposes of computing the maximum amount of certificates a thrift and loan may issue. However, collateralized Federal Home Loan Bank advances are excluded for this test of secured borrowings and are not specifically limited by California law. Pacific Thrift had no borrowed funds (other than deposits) at December
31, 1997.

        Under California law, thrift and loan companies are generally limited to investments, other than loans, that are legal investments for commercial banks. A thrift and loan company may acquire real property only in satisfaction of debts previously contracted, pursuant to certain foreclosure transactions or as may be necessary for the transaction of its business, in which case such investment, combined with all investments in personal property, is limited to one-third of a thrift and loan's paid-in capital stock and surplus not available for dividends. Management believes Pacific Thrift was in compliance with these provisions throughout 1997 and at December 31, 1997.

        Although investment authority and other activities that may be engaged in by Pacific Thrift generally are prescribed under the California Industrial Loan Law, certain provisions of Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") may limit Pacific Thrift's ability to engage in certain activities that otherwise are authorized under the California Industrial Loan Law.

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

        REGULATORY ACTIONS

        On April 1, 1996, Pacific Thrift entered into a Memorandum of Understanding ("1996 MOU") with the FDIC. This informal agreement provided that Pacific Thrift was required to: (i) maintain Tier I capital of 8% or more of its total assets; (ii) maintain an adequate reserve for loan losses, which shall be reviewed quarterly by its board of directors; (iii) eliminate assets classified "loss" as of September 30, 1995, reduce assets classified "substandard" as of September 30, 1995 to not more than $4,000,000 within 180 days, and reduce all assets classified substandard, doubtful and loss to no more than 50% of capital and reserves by September 30, 1996; (iv) obtain FDIC approval before opening additional offices; (v) develop strategies to stabilize its net interest margin on portfolio loans and develop procedures to implement these strategies; and
(vi) furnish written quarterly progress reports to the FDIC detailing actions taken to comply with the 1996 MOU.

        On March 9, 1998, the 1996 MOU was replaced with a new MOU (the "1998 MOU") between Pacific Thrift and the FDIC. This informal agreement provides that Pacific Thrift shall: (i) continue to maintain Tier 1 capital equal to 8.0% of its total assets; (ii) by July 7, 1998, have and thereafter maintain risk-based capital equal to 10.0% of total risk weighted assets; (iii) maintain a fully funded loan loss reserve; (iv) by March 19, 1998, eliminate assets classified "loss" as of June 30, 1997, and by September 5, 1998, reduce assets classified as "substandard" as of June 30, 1997 to not more than $4 million; (v) by June 7, 1998, reduce and thereafter maintain the amount of interest-only strip receivables, net of tax liabilities, to no more than 100% of total capital; (vi) by June 7, 1998, obtain an independent valuation of interest-only strip receivables, and thereafter obtain an annual independent valuation of such receivables until they represent 50% or less of Tier 1 capital; (vii) by June 7, 1998, and thereafter quarterly, perform valuations and cash flow analyses on the interest-only strip receivables; (viii) by May 8, 1998, eliminate and/or correct certain transactions between Pacific Thrift and its parent; (ix) by May 8, 1998, develop, adopt and implement a written policy governing the relationship between Pacific Thrift and its parent; (x) by June 7, 1998, revise, adopt and implement a written asset/liability management policy to include risk tolerance levels for income and annual independent audits of Pacific Thrift's interest rate risk process; (xi) pay no cash dividends without prior written FDIC approval; (xii) pay no executive or director bonuses without prior written FDIC approval; (xiii) by June 7, 1998, submit a strategic plan covering the period 1998 through 2000 reflecting restricted growth of the interest-only strip receivable asset; and
(xiv) by May 15, 1998, and thereafter at the end of each quarter, furnish written progress reports to the FDIC detailing actions taken to comply with the 1997 MOU.

     As of March 30, 1998, management of Pacific Thrift believes that it has complied with items (i), (iii), (iv) and (v), that it is in the process of complying with item (vi), and that it has responded to item (viii). Management further believes that it will be able to fully comply with the MOU without any material adverse effect on its operations.

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

        A depository institution's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. At December 31, 1997, Pacific Thrift's total risk-based capital ratio was 8.1%.

        In addition to the risk-based guidelines, federal banking regulators require depository institutions to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a depository institution rated in the highest of the five categories used by regulators to rate depository institutions, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all depository institutions not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. At December 31, 1997, Pacific Thrift's leverage ratio was 12.8%.

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

        The federal banking agencies interagency policy statement on the allowance for loan and lease losses establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified doubtful; (c) 15 percent of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months. Management believes that Pacific Thrift is in compliance with these requirements.

        Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. The federal banking agencies limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations. Management believes that Pacific Thrift is in compliance with these requirements.

        Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of Pacific Thrift, just as any other FDIC-insured institution, to grow and could restrict the amount of profits, if any, available for the payment of dividends.

        The following table presents the capital ratios for Pacific Thrift, as of December 31, 1997, compared to the regulatory capital requirements for adequately capitalized and well capitalized institutions.

                                                          December 31, 1997
                                              ------------------------------------------
                                                                                 Well
                                              Actual          Adequately     Capitalized
                                              Ratio           Capitalized    Requirement
                                              ------          -----------    -----------
Leverage ratio.....................            12.8%              4.0%          5.0%(1)
Tier 1 risk-based ratio............             7.1%              4.0%          6.0%
Total risk-based ratio.............             8.1%              8.0%         10.0%(1)

(1) Pursuant to the 1998 MOU, Pacific Thrift is required to maintain a minimum 8.0% leverage ratio and by July 8, 1998, to reach and thereafter maintain, a 10.0% total risk-based capital ratio.

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

        In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of federal law. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

        "Well capitalized"                     "Adequately capitalized"
        -----------------                      -------------------------
        Total risk-based capital of 10%;       Total risk-based capital of 8%;
        Tier 1 risk-based capital of 6%; and   Tier 1 risk-based capital of 4%; and
        Leverage ratio of 5%.                  Leverage ratio of 4% (3% if the institution receives the
                                               highest rating from its primary regulator)

        "Undercapitalized"                     "Significantly undercapitalized"
        ------------------                     --------------------------------

        Total risk-based capital less than 8         Total risk-based capital less than 6%;
        Tier 1 risk-based capital less than 4%; or   Tier 1 risk-based capital less than 3%; or
        Leverage ratio less than 4% (3% if the       Leverage ratio less than 3%.
        institution receives the highest rating
        from its primary regulator)

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

        SAFETY AND SOUNDNESS STANDARDS

        In July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by the FDICIA. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

        The regulations of the federal banking agencies prescribe uniform guidelines for real estate lending. The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

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

        The Interstate Act also permits, as of June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state was permitted to allow such combinations earlier than June 1, 1997, and was permitted adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

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

ITEM 2.  PROPERTIES

        The Company's corporate headquarters are located at 21031 Ventura Boulevard, Woodland Hills, California 91364, where the Company leases approximately 20,000 square feet of office space. The lease expires on July 31, 2003. The Company also leases approximately 22,000 square feet of office space in Walnut Creek, California, where its Wholesale Division is headquartered, under leases which expire between July 1998 and November 2000, with the largest lease, for 14,000 square feet, expiring November 14, 2000. In addition, the Company leases approximately 11,000 square feet of office space in Irvine, California, where its Retail Division is currently headquartered, under a lease which expires on December 31, 2001. On January 13, 1998, the Company entered a new lease for 28,000 square feet of office space in Irvine, California, which the Company intends to use as the new headquarters of the Retail Division. The existing 11,000 square foot Irvine space is expected to be used for loan processing. The Company also leases offices for its 50 retail branch offices in 23 states. The average size of these retail branch offices is approximately 750 square feet, with an annual average base rent of approximately $16,800, generally with terms of 18 months or less. The Company believes its facilities are both suitable and adequate for the current business activities conducted at all of its offices.

ITEM 3.  LEGAL PROCEEDINGS

        The Company and its subsidiaries are parties to certain legal proceedings including primarily actions incidental to its lending business. Some of these actions seek unspecified damages or substantial monetary damages in the form of punitive damages. The ultimate outcome of such litigation cannot presently be determined. Management, after review and consultation with counsel, and based upon historical experience with prior actions, has determined that it is unlikely that the outcome of any proceedings currently pending against the Company would have a material adverse impact on the Company's business, financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of stockholders during the fourth quarter of 1997.

EXECUTIVE OFFICERS

        The following table sets forth certain information concerning the Company's executive officers.

                                                    PRINCIPAL OCCUPATION OR EMPLOYMENT AND
             NAME                 AGE                 OCCUPATION FOR THE PAST FIVE YEARS
             ----                 ---               --------------------------------------
Joel R. Schultz                   61     Chairman of the Board, President, Chief Executive Officer and Chief
                                         Operating Officer of the Company; Chief Managing Officer of the Partnership from
                                         1981 to June 1996; Chairman of the Board and Chief Executive Officer of Pacific
                                         Thrift since 1988; President of Pacific Thrift from 1988 to December 1993;
                                         Chairman of the Board, President and Chief Executive Officer of
                                         PacificAmerica Centers; California licensed attorney-at-law; Certified
                                         Public Accountant; California licensed real estate broker.

Richard D. Young                  58     Director and Senior Executive Vice President of the Company; Senior
                                         Executive Vice President and Chief Operating Officer and a director of
                                         PacificAmerica Centers; President and Chief Operating Officer of Pacific
                                         Thrift from November 1993 to present; director of Pacific Thrift from
                                         November 1993 to present; Chief Operating Officer of the Partnership from May 1994 until June 1996; President and Chief Executive Officer of Topa Thrift and Loan from 1983 to 1993; President of Thrift Guaranty
                                         Corporation from 1984 to 1988; director of Thrift Guaranty Corporation from 1983 to 1988 and from 1989 to 1995, when the Thrift Guaranty
                                         Corporation was liquidated; member, Mortgage Bankers Association
                                         Secondary and Capital Markets Committee; member, California
                                         Association of Thrift and Loan Companies ("CATL") Regulatory
                                         Committee; member and former chairman, CATL Executive Committee;
                                         former chairman, CATL Legislative Committee; Vice President of
                                         CATL (1995-present).

Charles J. Siegel                 48     Chief Financial and Administrative Officer and Assistant Secretary of the
                                         Company; Chief Financial and Administrative Officer and Assistant
                                         Secretary of Pacific Thrift from December 1993 to present; Chief
                                         Financial Officer of PacificAmerica Centers from June 1996 to present;
                                         Chief Financial Officer of the Partnership from May 1994 to June 1996;
                                         Chief Financial Officer of Topa Thrift and Loan from 1983 to 1993;
                                         Certified Public Accountant.

Frank Landini                     46     Executive Vice President in charge of the Wholesale Division of Pacific
                                         Thrift since December 1994; Senior Vice President of Pacific Thrift from
                                         October 1993 to December 1994; Senior Vice President of Topa Thrift
                                         and Loan from 1983 to 1993.

Norman A. Markiewicz              51     Executive Vice President of the Company; Chief Operating Officer of the
                                         Partnership from 1981 to May 1994; Chief Operating Officer of Pacific
                                         Thrift from 1988 to September 1993; Executive Vice President of Pacific
                                         Thrift from 1993 to present; director of Pacific Thrift from 1988 to present; Executive Vice President and director of PacificAmerica Centers.

Richard B. Fremed                 55     Executive Vice President and Secretary of the Company; Chief Financial Officer
                                         of the Partnership from 1981 to April 1994; Chief Financial Officer of Pacific
                                         Thrift from 1988 to December 1993; Secretary of Pacific Thrift from December
                                         1988 to present; Treasurer of Pacific Thrift from December 1993 to present;
                                         director of Pacific Thrift from 1988 to present; Secretaty and director of
                                         PacificAmerica Centers; Certified Management Accountant and  California
                                         licensed real estate sales person.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        In June 1996, the Company's Common Stock began trading under the symbol PAMM on the Nasdaq National Market. The following table sets forth the range of high and low sale prices. All share prices have been adjusted to reflect the two-for-one stock split in the form of a stock dividend effected on August 13, 1997.

                                                   High                 Low
                                                   ----                 ---
               1996
               ----
               Third Quarter                       11.125               6.50

               Fourth Quarter                      16.00                10.875

               1997
               ----
               First Quarter                       17.00                14.00

               Second Quarter                      16.375               12.00

               Third Quarter                       27.25                15.50

               Fourth Quarter                      29.50                15.00

        On March 20, 1998, the closing sale price for the Common Stock reported on the Nasdaq National Market was $23.25 per share.

        As of March 13, 1998, there were approximately 1,670 shareholders of the Common Stock, including the beneficial holders whose shares are held of record by brokerage firms and clearing agencies.

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

        On August 13, 1997, the Company paid a one-for-one stock dividend to all stockholders of record on July 31, 1997, having the effect of a two-for-one stock split.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                    SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

        The following tables present selected consolidated financial and other data of the Company (or the Partnership for periods prior to June 27, 1996) as of and for each of the years in the five years ended December 31, 1997. The information below should be read in conjunction with, and is qualified in its entirety by, the more detailed information included elsewhere in this Report, including the Consolidated Financial Statements of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                               AS OF AND FOR THE YEARS ENDED
                                                                          DECEMBER 31,
                                                  1997            1996        1995         1994        1993
                                                                         (DOLLARS IN THOUSANDS)
                                                -------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Total interest income ....................       $11,730        $11,502       $9,577      $11,404      $14,212
Total interest expense....................         6,540          4,966        5,199        4,927        5,718
  Net interest income.....................         5,190          6,536        4,378        6,477        8,494
Total noninterest income..................        82,055         29,994        9,440        2,071          998
Provision for loan losses.................         3,087          1,151        3,289        6,096        4,655
Other real estate owned expense...........           444            681        1,212          732        3,307
General and administrative expense........        54,151         28,227       13,099       12,140        8,794
Provision (benefit) for income taxes......        12,468          1,658       (1,223)           1            1
                                                --------        -------      -------      -------      -------
Income from continuing operations.........        17,095          4,813       (2,559)     (10,421)      (7,265)
Income from discontinued operations.......           -0-            387          861          907        1,396
Loss on disposal of discontinued operations          -0-         (1,038)         -0-          -0-          -0-
Income (loss).............................      $178,095        $ 4,162      $(1,698)     $(9,514)     $(5,869)
                                                ========        =======     ========     ========     ========
Distributions paid........................           -0-            -0-          -0-          -0-        1,943
BASIC EARNINGS PER SHARE(1)
   Continuing operations..................          4.18           1.53        (1.82)         n/a          n/a
   Discontinued operations................           -0-          (0.32)        0.41          n/a          n/a
   Net income.............................          4.18           1.21        (1.41)         n/a          n/a

DILUTED EARNINGS PER SHARE(1)
   Continuing operations                            3.48           1.27        (1.82)         n/a          n/a
   Discontinued operations                           -0-          (0.26)        0.41          n/a          n/a
   Net income                                       3.48           1.01        (1.41)         n/a          n/a

STATEMENT OF FINANCIAL CONDITION DATA:
Total assets..............................      $227,826       $110,235      $82,994     $103,747     $114,324

                                                               AS OF AND FOR THE YEARS ENDED
                                                                          DECEMBER 31,
                                                  1997            1996        1995         1994        1993
                                                                         (DOLLARS IN THOUSANDS)
                                                --------------------------------------------------------------
Interest-only strip receivable............        94,424         11,698          -0-          -0-          -0-
Loan held for sale........................        35,280         18,418       12,577       12,011          572
Portfolio Loans(2)........................        20,629         33,515       43,908       53,045       84,183
Total deposits............................       132,524         81,002       60,156       69,501       62,421
Notes payable.............................        28,318          3,290        6,771       14,778       23,200
Equity....................................        48,386         21,966        8,727       10,425       19,939


SELECTED RATIOS (%)
Return on average assets..................         9.97%          4.21%      (1.82)%      (8.73)%      (5.00)%
Return on average equity..................        48.60%         27.12%     (17.73)%     (62.67)%     (24.07)%
Net interest margin(3)....................         5.24%          7.46%        5.79%        6.82%        8.65%
Noninterest expense to average assets.....        31.85%         29.21%       15.33%       11.81%       10.32%
Efficiency ratio(4).......................        62.58%         79.13%      103.57%      150.58%      127.49%
Efficiency ratio excluding REO expense(4).        62.07%         77.27%       94.80%      142.02%       92.65%
General and administrative expense to
  average assets..........................        31.59%         28.52%       14.03%       11.13%        7.50%
Average equity to average assets..........        20.52%         15.51%       10.26%       13.92%       20.79%
Loan originations.........................      $768,226       $373,457     $170,961      $76,838      $48,612

ASSET QUALITY DATA:
Nonaccrual loans..........................         1,105         $1,394         $793       $3,146       $5,316
REO (net of senior liens).................         2,028          2,728        2,545        5,308        4,225
Total nonperforming assets................         3,133          4,122        3,338        8,454        9,541
Troubled debt restructurings..............           -0-            357          948          -0-          -0-
Allowance for credit losses on
  portfolio loans.........................         1,438          2,464        4,229        4,307        3,122
Net portfolio loan charge offs............         2,211         $2,916        3,367        4,912        4,178

ASSET QUALITY RATIOS:
Nonperforming assets to total assets......         1.37%          3.59%        4.02%        8.15%        8.35%
Allowance for credit losses to net
  portfolio loans.........................         6.97%          7.35%        9.63%        8.12%        4.96%
Allowance for credit losses to
  nonaccrual portfolio loans..............       130.14%        176.76%      533.29%      136.94%       58.74%
Net portfolio loan charge offs to
  average portfolio loans.................         8.17%          7.53%        6.95%        7.16%        5.30%

================================================================================

(1) Earnings per common share for the years ended December 31, 1996 and 1995 assumes the Restructuring took place at the beginning of the period and the Company was taxed for federal and state income tax purposes as a taxable corporation at a 42% effective tax rate.
(2)     Net of allowances for loan loss and deferred loan fees and costs.
(3) Net interest margin represents net interest income divided by total average earning assets.
(4) Efficiency ratio represents noninterest expense divided by noninterest income and net interest income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

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

         The Company, through its subsidiaries Pacific Thrift and PacificAmerica Centers, is engaged in the business of originating, purchasing and selling mortgage loans secured primarily by one-to-four family residences. The Company's primary source of revenue is the recognition of gains upon sale of loans. Most loans sold by the Company until the fourth quarter of 1996 were sold for a cash premium received on the date of sale. Beginning in the fourth quarter of 1996, the Company began selling loans under agreements providing that it would retain an interest in the purchasers' residual interest in excess spread in each securitization pool in which the Company's loans were placed by the purchaser. The Company recognizes gain from the sale of these loans as the present value of the interest-only strips, if any, and/or excess spread in which it retains interests under its agreements with the purchasers of the loans. See "Certain Accounting Considerations," below.

        The Company has increased its loan origination volume from $171.0 million for 1995 to $769 million during 1997, representing a growth rate of 450% over this three year period. This increase in loan origination volume was primarily due to the expansion of the Company's lending operations from one state (California) in 1994 to 50 states by December 31, 1997.

        Until the sale of the assets of CRC and LPPC and the stock of CRCWA as of December 31, 1996, the Company operated two business segments: the subprime residential mortgage lending business and the trust deed foreclosure services business. See Note 15 in the Notes to Consolidated Financial Statements. The Company's primary business has always been subprime residential mortgage lending, and in November 1996, the Company sold CRC, LPPC and CRCWA in order to devote all of its financial and human resources to its primary lending business. Since January 1, 1997, the Company has operated only its mortgage lending business.

CERTAIN ACCOUNTING CONSIDERATIONS

        In 1995, the Company began originating a substantial portion of its loans for sale in securitization transactions. In 1996, the Company determined to concentrate exclusively on this business. In 1995 and the first three quarters of 1996, the Company sold its loans for a cash premium with no residual interest in loans sold. The Company determined that it would yield higher profit margins if it retained an interest-only strip in loans sold for securitization, and in the fourth quarter of 1996, it revised its primary loan sale agreements to provide for an interest-only strip in lieu of a cash premium. In accordance with these agreements, in 1997, a substantial majority of the Company's loans were sold in securitization transactions in which the Company retains an interest-only strip.

        The interest-only strip receivable is recorded as a result of the Company's sale and securitization of real estate loans. Interest-only strip receivables are recorded at their estimated fair value. The fair value is based on the present value of the expected future cash flows. The Company estimates future cash flows from this interest-only strip receivable utilizing assumptions that it believes are consistent with those that would be utilized by an unaffiliated third party purchaser. To the Company's knowledge, there is no active market for the sale of this interest-only strip receivable.

        The fair value of the interest-only strip receivable is determined by computing the present value of the excess cash flows based on the weighted average coupon and estimated prepayment penalties received on the loans sold over the sum of: (i) the coupon on the senior interests, (ii) the contracted servicing fee, (iii) expected losses to be incurred on the portfolio of loans sold over the lives of the loans, (iv) overcollateralization; and (v) fees payable to the trustee and the monoline insurer. The cash flow model uses prepayment and default assumptions that market participants would be expected to use for similar financial instruments that are subject to use for similar financial instruments that are subject to prepayment, credit and interest rate risk.

        The cash flows are then discounted at an interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return on such a financial instrument. To the extent that actual future excess cash flows are different from estimated excess cash flows, the fair value of the Company's interest-only strip will be adjusted quarterly with corresponding adjustments made to earnings in that period.

        The Company builds overcollateralization from the excess cash flows. The current amount of such overcollateralization built through cash flows is part of the interest-only strip receivable and earns a market rate of interest.

        As of December 31, 1997, the Company adjusted the fair value of its interest-only strip receivable by approximately $2.3 million, which reflected the use of the "cash out" method of estimating future cash flows from the various mortgage trusts. The Company believes the "cash out" method is a preferred methodology for estimating ultimate residual cash flows used to determine the fair value of its interest-only strip receivables at each reporting period in accordance with the requirements of SFAS No. 115. The "cash out" method assumes that the cash flows placed by the mortgage pool trustee in an overcollateralization account are not considered available until they are received by the Company. The impact of this change in estimate adjustment on the December 31, 1997 fair value relates primarily to loans sold and/or securitized in the fourth quarter of 1997. During 1997, the Company utilized a modified "cash in" method of modeling the cash flows which included some accelerated amortization of the interest only strip receivable asset on loans sold and securitized prior to the fourth quarter of 1997. In March, 1998, the Company obtained and independent valuation and report of the interest-only strip receivable as of December 31, 1997, which, using the "cash out" method of modeling cash flows, determined fair values of the interest-only strip receivable. The fair value of the interest-only strip receivable reflected on the Statement of Financial Condition at December 31, 1997 is consistent with the results of that report.

        The fair value at December 31, 1997 can be calculated with a constant prepayment rate assumption on the Aames 1996-4 pool of 36%, and constant prepayment rate assumptions on the Advanta 1997-1, 1997-2, 1997-3 and 1997-4 and PacificAmerica 1997-1 pools of 26% to 27%; a 50 basis point annual loss rate on each of its pools (after the first six months) with a three month ramp up period; and an 11% discount rate on estimated cash flows from each of its pools. Other combinations of these assumptions could produce similar results.

        It is possible that these assumptions could change in the near future, due to changes required by future accounting pronouncements, the general economy, adverse changes in the securitization market, and actual prepayment and default experience which vary from the assumed rates, which would require adjustments in the reported fair value of the interest-only strip receivable. As a result, the actual cash flows received by the Company could differ significantly from the modeled cash flows using current assumptions. The estimated fair value of the Company's interest-only strip receivable is reviewed quarterly with required adjustments, if necessary, made to earnings in that period. The Company intends to obtain an annual third party valuation of its interest-only strip receivables as further assurance regarding the Company's valuation methodology.

        The following table compares the actual loan losses through February 28, 1998 for each of the Company's securitization pools with the loan loss reserve for each pool used by the Company to value its interest-only strip receivables in those pools.

                     COMPARISON OF ACTUAL CUMULATIVE LOSSES
                             WITH LOAN LOSS RESERVES

                                                         Actual
               Pool                 Securitization       Cumulative     Loan Loss
               Description          Date                 Losses         Reserve
               -----------          --------------       ----------     ---------
               Aames 96-4           Nov 96                .09%           1.57%
               Advanta 97-1         Feb 97                .00%           1.94%
               Advanta 97-2         May 97                .00%           1.93%
               Advanta 97-3         Aug 97                .00%           2.04%
               Advanta 97-4         Nov 97     (not available due to recent age of loans)
               PAMM 97-1            Dec 97     (not available due to recent age of loans)

        The interest only strip receivables retained by the Company are accounted for under SFAS 115 "Accounting for Investments in Certain Debt and Equity Marketable Securities." As an interest-only strip receivable is subject to significant prepayment risk, and therefore has an undetermined maturity date, it cannot be classified as held to maturity. The Company has chosen to classify its interest-only strip receivables as trading securities. Based on this classification, the Company is required to mark these securities to fair value with the accompanying increases or decreases in fair value being recorded as a component of gain on sale of loans. The determination of fair value is based on the previously mentioned valuation methodology, and the Company assesses fair value quarterly.

        As the gain recognized in the year of sale includes the present value of the estimated future cash flows from the interest only strip receivables, the amount of cash actually received over the lives of the loans normally exceeds the gain previously recognized at the time the loans were sold, and, therefore, residual interest income is recognized over the life of the loans securitized.

        There can be no assurance that future performance of the above identified securitization pools will remain positive relative to the Company's initial assumptions, particularly since the loans in these pools were only originated in September 1996 or more recently.

FINANCIAL CONDITION

AT DECEMBER 31, 1997 COMPARED WITH DECEMBER 31, 1996

        Total consolidated assets of the Company increased $117.7 million (106.8%) to $227.9 million at December 31, 1997 from $110.2 million at December 31, 1996. The increase resulted primarily from the increase in interest-only strip receivables, cash and cash equivalents and loans held for sale, partially offset by decreases in receivable for mortgage loans shipped, loans receivable, and REO. Interest-only strip receivable increased $82.7 million (706.8%), to $94.4 million at December 31, 1997, from $11.7 million at December 31, 1996, reflecting a substantially higher volume of loans sold for securitization in 1997 and a full year of securitization transactions in which the Company retained residual interests. See "Business -- Lending Activities - Loan Sales and Securitizations." Cash and cash equivalents increased $57.5 million (668.6%) to $66.1 million at December 31, 1997, from $8.6 million at December 31, 1996, due to timing of payments for loan sales in December of each year. Loans held for sale increased $17.2 million (95.0%), to $35.3 million at December 31, 1997, from $18.1 million at December 31, 1996. A receivable for mortgage loan sales of $24.3 million was held at December 31, 1996 for a pool of loans sold to Advanta, which was paid in January 1997; no similar item was held at the end of 1997. Loans receivable decreased $12.9 million (38.5%) to 20.6 million from $33.5 million, due to the Company's strategic decision to cease portfolio lending in 1996 and sell portfolio loans to raise additional funds for its mortgage banking business. REO decreased $2.3 million (53.5%) to $2.0 million at December 31, 1997, from $4.3 million at December 31, 1996, due to the reduction in the Company's loan portfolio and sales of REO held during 1997.

        Total liabilities increased $91.2 million (103.3%) to $179.5 million at December 31, 1997, from $88.3 million at December 31, 1996. The increase resulted from an increase in total thrift certificates payable, notes payable and deferred income tax liability. Total thrift certificates payable increased $51.5 million (63.6%), to $132.5 million from $81.0 million, reflecting increased issuance of thrift certificates to fund Pacific Thrift's lending operations. Notes payable increased $25.0 million (757.6%) to $28.3 million at December 31, 1997 from $3.3 million at December 31, 1996, reflecting advances received by the Company on interest-only strip receivables under arrangements with Advanta and Merrill Lynch. See "Business -- Lending Activities - Loan Sales and Securitizations." The deferred income tax liability increased by $12.4 million to $12.1 million at December 31, 1997, primarily from the deferred tax liability primarily related to the interest only strip offset by deferred tax assets primarily related to the net operating loss carryforwards. Accounts payable and accrued expenses increased $3.9 million (177.3%), to $6.1 million from $2.2 million, due primarily to the accrual of executive bonuses of $2.5 million, the Supplemental Employee Retirement Plan accrual of $.6 million and accrued interest on the residual financing note payable of $.7 million.

        Total stockholders' equity increased $26.4 million, to $48.4 million at December 31, 1997 from $22.0 million at December 31, 1996, due to consolidated net income of $17.1 million in 1997 and net proceeds from exercise of General Partner and Subscriber Warrants of $9.3 million.

        AT DECEMBER 31, 1996 COMPARED WITH DECEMBER 31, 1995.

        Total consolidated assets of the Company increased $27.3 million (32.9%) to $110.2 million at December 31, 1996 from $82.9 million at December 31, 1995. The increase resulted primarily from increases in a receivable for mortgage loan sales and interest-only strip receivable, partially offset by decreases in loans receivable, cash and cash equivalents, and goodwill. A receivable for mortgage loan sales of $24.3 million was held at December 31, 1996 for a pool of loans sold to Advanta, which was paid in January 1997; no similar item was held in 1995. Interest only strip receivable increased $9.0 million, to $11.7 million from $2.7 million, due to the Company's retention of an interest in excess spread on loans sold for securitization under agreements with Aames and Advanta. See "BUSINESS -- Lending Activities - Loan Sales and Securitizations." Loans receivable decreased $10.4 million (23.7%) to $33.5 million from $43.9 million, due to the Company's strategic decision to cease portfolio lending in 1996 and sell portfolio loans to raise additional funds for its mortgage banking business. Cash and cash equivalents decreased by $1.9 million (18.1%) to $8.6 million from $10.5 million, due to timing of payments for loan sales in December. Goodwill decreased $1.8 million (100%) due to the sale of CRC, LPPC and CRCWA.

        Total liabilities increased $14.1 million (19.0%) to $83.3 million at December 31, 1996 from $74.2 million at December 31, 1995. The increase resulted from an increase in total thrift certificates payable, partially offset by declines in note payable, accounts payable and partnership withdrawals payable. Total thrift certificates payable increased $20.8 million (34.5%), to $81.0 million from 60.2 million, reflecting increased issuance of thrift certificates to fund Pacific Thrift's lending operations. Note payable decreased

$3.5 million (51.5%) to $3.3 million from $6.8 million, due to pay downs of the bank loan in 1996 offset by an advance on excess yield of $2.6 million from Aames, which will be repaid from excess spread payments on loans sold by the Company to Aames for securitization. The remaining balance of $745,000 on the bank loan was completely paid off in January 1997. Accounts payable and accrued expenses decreased $1.8 million (45.0%), to $2.2 million from $4.0 million, due to the sale of CRC. Partnership withdrawals payable of $1.1 million were paid off in 1996 immediately following the Restructuring.

        Total stockholders' equity increased $13.3 million, due to consolidated net income of $4.2 million in 1996 and the net proceeds of the Company's Rights Offering and Public Offering in 1996.

RESULTS OF OPERATIONS

        YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

        GENERAL

        The Company reported net income of $17.1 million for 1997, an increase of $12.9 million (307.1%) from $4.2 million in 1996, compared with a net loss of $1.7 million for 1995. The increase in net income is due primarily to a substantial increase in gain on sale of loans in 1997, resulting from a substantial increase in loan originations in 1997.

        INTEREST INCOME AND EXPENSE

        Net interest income before provision for loan losses decreased $1.3 million (20.0%), to $5.2 million for 1997 from $6.5 million for 1996. Total interest income increased $.2 million (1.7%), to $11.7 million for 1997 from $11.5 million for 1996. Interest expense increased $1.5 million (30.0%), to $6.5 million for 1997 from $5.0 for 1996, due to increases in total outstanding thrift certificates and notes payable.

        PROVISION FOR LOAN LOSSES

        The provision for loan losses increased $1.9 million (158.3%), to $3.1 million for 1997 from $1.2 million for 1996. The increase in the provision was made to reflect an increase in the reserve for $8.4 million of piggyback loans reclassified as held for sale in December 1997 and sold in January 1998 at a discount of approximately 24%. As this discount was fully reserved at December 31, 1997, the effect was that the sale resulted in a nominal gain.

        The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including loan classifications and underlying loan collateral values, and is not directly proportional to the level of nonperforming loans. See "BUSINESS -- Classified Assets and Loan Losses."

        NONINTEREST INCOME AND EXPENSE

        Total noninterest income increased $52.1 million (173.7%), to $82.1 million for 1997 from $30.0 million for 1996, reflecting an increase in gain on sale of loans. Gain on sale of loans increased $52.5 million (179.8%) to $81.7 million for 1997 from $29.2 million for 1996. Total noninterest expense increased $25.7 million (88.9%) to $54.6 million for 1997 from $28.9 million for 1996, due to expansion of the Company's mortgage banking business, which required the addition of more employees and office space. Salary and related benefits increased $14.9 million (102.1%) to $29.5 million in 1997 from $14.6 million in 1996, and general and administrative expenses increased $12.1 million (100.8%), to $24.1 million in 1997 from $12.0 million in 1996, because of expanded mortgage banking activities.

        INCOME TAXES

        Income tax expense from continuing operations was $12.5 million for 1997, compared to $1.7 million for 1996, as a result of the $23.1 million increase in income before income taxes, to $29.6 million for 1997 from $6.5 million for 1996.

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

        NONINTEREST INCOME AND EXPENSE

        Total noninterest income (not including income of CRC, LPPC and CRCWA, which are reflected as discontinued operations due to their sale in 1996) increased $20.6 million (219.1%), to $30.0 million for the year ended December 31, 1996 from $9.4 million for the year ended December 31, 1995. Income from discontinued operations was $.4 million in 1996 compared to $.9 million in 1995. In addition, the Company incurred a $1.0 million loss on the sale of CRC, LPPC and CRCWA, primarily from a write-off of related goodwill. The primary source of the increase was the $20.3 million increase in gain on sale of loans, to $29.2 from $8.9 million. Total noninterest expense (not including expenses of CRC, LPPC and CRCWA, which are reflected as discontinued operations due to their sale in 1996) increased $14.6 million (102.1%) to $28.9 million for the year ended December 31, 1996 from $14.3 million for the year ended December 31, 1995, due to expansion of the Company's mortgage banking business which required the addition of more employees and office space. Salary and related benefits increased $8.6 million (143.3%) to $14.6 million from $6.0 million, and general and administrative expenses increased $6.8 million (130.8%), to $12.0 million from $5.2 million, because of expanded mortgage banking activities. Expense on operation of REO decreased $.5 million (41.7%), to $.7 million from $1.2 million.

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

NET INTEREST INCOME ANALYSIS

        The following table sets forth certain information concerning average interest-earning assets and interest bearing liabilities and the yields and rates thereon. Average balances are calculated on a quarterly basis and nonaccrual loans have been included in interest earning assets for the computations. Fee income on loans included in interest income and in the calculation of average yields was $.2 million, $.3 million and $.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

 YIELDS AND RATES ON INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                              Year Ended                              Year Ended
                                          December 31, 1997                       December 31, 1996
                                          -----------------                       -----------------
                                  Average                    Yield/       Average                    Yield/
                                  Balance     Interest        Rate        Balance      Interest       Rate
                                -----------  -----------  ------------ ------------- ------------ -------------
                                                                                        (Dollars in Thousands)
             Assets

Interest-earning assets:
  Loans                             $90,958      $11,332           12.46%    $81,492      $11,174        13.71%
  Interest-bearing deposits in
  other financial institutions
  and securities purchased under
  agreements to sell                  8,026          398            4.96%      6,155          328         5.33%
                                    -------      -------            ----     -------      -------       ------
    Total interest-earning assets    98,984       11,730           11.85%     87,647       11,502        13.12%
                                    =======       ======           =====      ======       ======        ======
Noninterest-earning assets:
  Cash and due from banks             7,864                                    6,212
  Premises & equipment, net           7,868                                    1,875
  Real estate acquired in settlement
  of loans                            3,173                                    3,445
  Other Assets                       62,714                                    6,668
                                     ------                                  -------
    Total noninterest-earning assets 81,619                                   18,200
                                     ------                                   ------
Less allowance for loan losses        2,001          -0-                       3,712
                                      -----    ---------                     -------
                                    182,604       11,730                     102,135       11,502
                                    =======       ======                     =======       ======
   Liabilities & Stockholders'
   Equity/Partners' Capital
   Interest-bearing liabilities:
     Notes payable                   20,495        1,033            5.04%      3,831          553        14.43%
     Savings deposits                21,516        1,099            5.11%     31,299        1,627         5.20%
     Time CDs                        75,007        4,408            5.88%     47,583        2,787         5.86%
                                     ------        -----            -----    -------      -------       ------
  Total interest-bearing
    liabilities                     117,018        6,540            5.59%     82,713        4,967         6.01%
                                    =======        =====            =====     ======        =====         =====
Noninterest-bearing liabilities:
  Accounts payable & accrued
  expenses                           14,923                                    4,308
                                     ------                                   ------
Total liabilities                                                             87,021
Stockholders' Equity/Partners'
                                     ------         -----                    -------        -----
Capital                              32,554                                   15,114

                                    164,495        6,540                    $102,135        4,967
                                    =======        =====                    ========        =====
Net interest income/spread                         5,190            6.26%                   6,535         7.12%
                                                   =====            =====                   =====         =====
Net interest margin                                                 5.24%                                 7.46%
Net Income (loss)                                 17,095                                    4,162
                                                  ======                                    =====
Average interest earning assets to
average interest bearing liabilities                                 .85%                                1.060%

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

        The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities due to changes in volume and interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume; (i.e., changes in volume multiplied by new rate) and (ii) changes in rate (i.e. changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume which cannot be segregated, have been allocated proportionately to changes due to volume and changes due to rate.


                              Rate Volume Analysis
                             (Dollars in Thousands)

                                          1997 compared to 1996                  1996 compared to 1995
                                           Increase (decrease)                    Increase (decrease)
                                            due to change in                       due to change in
                                    -------------------------------      ---------------------------------
                                                Yield/          Net                     Yield/        Net
                                    Volume       Rate         Change      Volume         Rate        Change
                                    -----       ------        ------       -----         ----        -----
Interest-earning assets:
Loans                               1,179       (1,021)         158        2,439         (150)       2,289
Interest-bearing deposits
in other financial
institutions and securities
purchased under
agreements to sell                     93          (23)          70         (308)         (56)        (364)
                                    -----       ------        -----        -----         ----        -----
Total interest-earning
assets                              1,272       (1,044)         228        2,131         (206)       1,925
                                    =====       ======        =====        =====         ====        =====

Interest-bearing liabilities:
Notes payable                         840         (360)         480       (1,164)         338         (826)
Savings deposits                     (500)         (28)        (528)         936          (26)         909
Time CDs                            1,612            9        1,621         (148)        (168)        (315)
                                   ------       ------       ------       ------       ------       ------
Total interest-bearing
liabilities                         1,952         (379)       1,573         (376)         144         (232)
                                    =====       ======        =====        =====         ====        =====

                                                       Rate Volume Analysis
                                                      (Dollars in Thousands)
                                    -------------------------------------------------------
                                     1997 compared to 1996           1996 compared to 1995
                                      Increase (decrease)             Increase (decrease)
                                       due to change in                due to change in
                                    -----------------------      --------------------------
                                             Yield/     Net                Yield/    Net
                                    Volume    Rate    Change      Volume    Rate    Change
                                    -----    ------   ------       -----    ----    ------
Change in net interest income       (680)    (665)    (1,345)      2,507    (350)    2,157
                                    ====     ====     =====        =====    ====     =====

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary operating cash requirements include the funding or payment of: (i) loan originations; (ii) fees and expenses incurred in connection with securitizations; (iii) income taxes; (iv) capital expenditures; and (v) other operating and administrative expenses. The Company generates cash flow from loans sold for securitization, advances on interest-only strip receivables, deposits issued by Pacific Thrifty to fund its lending operations, whole loan sales, principal payments and interest income on portfolio loans, and sale of REO.

        The Company has obtained advances on interest-only strips from Advanta on loans sold to it for securitization, which are payable from the cash flow payments made on the interest-only strips. The Company has also obtained advances on interest-only strips from Merrill Lynch on loans securitized through it, which are payable one year from the date of the advance, unless renewed at the option of Merrill Lynch.

        Certificates of deposit which are scheduled to mature in one year or less from December 31, 1997 totaled $113.7 million. Based upon historical experience, management believes that a significant portion of such deposits will be renewed to the extent deemed desirable by management. In general, depositors have historically tended to renew deposits when the rates paid on such deposits remain competitive with rates offered by comparable financial institutions. From time to time during 1994 and 1995, management of Pacific Thrift intentionally took steps to reduce deposit renewals in order to reduce the total amount of deposits. These steps included reducing the interest rates offered on maturing deposits and declining to renew certain large deposits.

        Pacific Thrift maintains minimum levels of liquid assets as required under the liquidity policy adopted by the board of directors of Pacific Thrift. The relationship between short-term liquid assets and total deposits at December 31, 1997 was 68.0%, which exceeded the 10% minimum established by the Board. At December 31, 1996 and 1995, the liquidity ratio was 49.0% and 31.7%, respectively.

        Pacific Thrift has a federal funds credit line with Wells Fargo Bank, bearing interest at the federal funds rate as announced from time to time by the Federal Reserve Board, in the amount of $5.0 million. The line is intended to support short term liquidity, and is not expected to be used for more than ten consecutive days or more than 12 times during any 30 day period. At December 31, 1997, there were no outstanding borrowings under the credit line.

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

        The Company used $45.6 million net cash in operating activities in 1997, compared to $23.0 million in 1996 and $4.9 million in 1995, reflecting the funding of substantially more loans for sale and securitization in 1998. The Company realized net cash from investing activities of $17.1 million in 1997. The Company used net cash from investing activities of $1.8 million in 1996, primarily due to an increase in loan receivables in 1996 before the Company determined to discontinue portfolio. The Company realized net cash from investing activities of $13.1 million in 1995, reflecting primarily proceeds from sale of REO. The Company realized $85.9 million net cash from financing activities in 1997, reflecting a net increase of $51.6 million in thrift certificates, $26.2 million in advances on interest-only strips and $9.3 million from the issuance of common stock upon exercise of General Partner and Subscriber Warrants and stock options. The Company realized $22.8 million net cash from financing activities in 1996, reflecting primarily a net increase of $20.8 million in thrift certificates, and $10.8 million in proceeds form the Public Offering and Rights Offering. The Company used $17.4 million net cash in financing activities in 1995, reflecting a $9.3 million net decrease in thrift certificates and a $8.0 million paydown of a bank loan.

        At December 31, 1997 the Company had a deferred tax asset of $22,635,000 which is primarily related to net operating loss carryforwards. The Company also has deferred tax liabilities of $34,782,000 which are primarily related to the interest-only strips receivable. Over the next few years, the Company expects to generate future taxable income from the interest-only strips receivable. Management believes that it is more likely than not the such future taxable income will be sufficient for realization of the deferred tax assets.

ASSET/LIABILITY MANAGEMENT

        The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's "interest rate sensitivity gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would generally tend to adversely affect net interest income while a positive gap would generally tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would generally tend to result in increased net interest income while a positive gap would generally tend to adversely affect net interest income. At December 31, 1997, total interest-bearing liabilities maturing or repricing during each period exceeded total interest-earning assets maturing or repricing in the same periods by $15.4 million, representing a negative cumulative interest rate sensitivity gap ratio of 13%. However, because interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment, the gap is only a general indicator of interest rate sensitivity.

        Pacific Thrift actively monitors its interest rate risk. The Board of Directors of Pacific Thrift reviews its interest rate risk position no less than quarterly.

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

        The following table sets forth the interest rate sensitivity of Pacific Thrift's assets and liabilities at December 31, 1997 on the basis of certain assumptions. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the repricing timing or contractual term of the asset or liability. Pacific Thrift has assumed that its savings accounts (passbook accounts and money market accounts), which totaled $18.8 million at December 31, 1997 reprice immediately. Certificates of deposit are included in the table below at their dates of maturity.

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

              INTEREST RATE SENSITIVITY GAP AS OF DECEMBER 31, 1997
                             (Dollars in Thousands)

                                                                                             After
Assets or Liabilities Which                1 Day       3 Months  Sixs Months         1-5         5
     Mature or Reprice               to 3 Months    to 6 Months    to 1 Year       Years     Years         Total
---------------------------          -----------    -----------  -----------       -----     -----       -------
Cash and Investments...............       61,137             --           --          --        --        61,137
Variable Rate Loans Receivable.....       18,139             --           --          --        --        18,139
Fixed Rate Loans Receivable........          428             --           --         299      1810         2,537
Loans Held for Sale (1)............       35,280             --           --          --        --        35,280
                                         -------      ---------    ---------         ---      ----       -------
  Interest-earning assets..........      114,984             --           --         299      1810       117,093
                                         -------      ---------    ---------         ---      ----       -------
Certificates of deposit............       20,988         32,649       59,999          95        --       113,731
Savings accounts...................       18,793             --           --          --        --        18,793
                                          ------      ---------    ---------   --------- ---------        ------
  Interest-bearing liabilities.....       39,781         32,649       59,999          95        --       132,524
                                          ------         ------       ------          -- ---------       -------
Interest rate sensitivity gap......       75,203       (32,649)     (59,999)         204      1810      (15,431)
Cumulative interest rate
  sensitivity gap..................       75,203         42,554     (17,445)    (17,241)  (15,431)      (15,431)

Interest rate sensitivity ratio(2).         2.89             --          --        3.15        --           .88
Cumulative interest rate
  sensitivity gap ratio (3)........          .65            .37        (.15)       (.15)     (.13)         (.13)


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

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board ("FASB") issued its Statement of Financial Accounting Standards No. 129 ("SFAS No.
129"), "Disclosure of Information about Capital Structure." SFAS 129 established disclosure requirements regarding pertinent rights and privileges of outstanding securities. Examples of disclosure items regarding securities include, though are not limited to, items such as dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates. The number of shares issued upon conversion, exercise or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period must also be disclosed. Disclosure of liquidation preferences of preferred stock in the equity section of the balance sheet is also required. SFAS 129 is effective for financial periods ending after December 15, 1997. The adoption of this standard did not have an impact on the Company's financial position or results of operations.

        In June 1997, FASB issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 established disclosure standards for reporting comprehensive income in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of this standard is not expected to have an impact on the Company's financial position or results of operations.

        In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for periods beginning after December 15, 1997. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard is not expected to have an impact on the Company's financial position or results of operations.

DISCLOSURE ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS

        In February 1998 the FASB issued SFAS 132, "Disclosures About Pension and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

        This Statement is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available.

YEAR 2000 COMPLIANCE INFORMATION

        The Company has undertaken a full assessment of its operations to determine all functions which will be impacted by the limitations on existing computer programs which use only two digits to identify a year in the date field. Substantially all of the Company's operating software systems, including loan origination, loan servicing, financial, human resource and payroll systems, are outsourced to third party providers. The Company distributed a written request for Year 2000 compliance information to all systems providers in the fourth quarter of 1997 and the first quarter of 1998 and has received responses from most providers. The loan origination, financial, human resources and payroll systems providers have represented that they will implement upgrades which make their systems Year 2000 compliant. The loan servicing and thrift deposit system provider has indicated that it is currently undergoing restructuring and testing needed to become compliant before the end of 1998. The Company's PC and computer network operating system providers have posted representations that they are each compliant on their Internet web sites. Because its operating systems are outsourced, the Company does not expect to incur any material costs in connection with the upgrades necessary to bring these systems into Year 2000 compliance.

        The Company has also contacted Aames and Advanta, the servicers of loan pools in which the Company holds interest-only strip receivables, to determine their Year 2000 compliance, and expects that they will become compliant before 2000. The Company is similarly awaiting responses from its bank, investment bank and appraisal service providers. The Company does not expect to incur any material cost in connection with the upgrades necessary to bring the systems of its service providers into Year 2000 compliance.

        During 1998, the Company plans to conduct internal testing of all of its computer hardware units to determine their compatibility with Year 2000 information. It is anticipated that testing will be completed by the end of 1998. The Company anticipates that some of the older PC units may require replacement in order to accept four digit date information. However, the Company does not anticipate that the cost of these replacements will be material to the Company.

SEASONALITY

        The Company's results of operations have not been materially affected by seasonality.

RISK FACTORS

        The discussion in this Report contains certain forward-looking statements relating to anticipated financial performance, business prospects and business plans. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed below. The Company cautions the reader, however, that these lists of risk factors may not be exhaustive. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

        RISKS OF GAIN ON SALE ACCOUNTING. The Company follows generally accepted accounting principles to determine the present value of future cash flows on its interest-only strip receivables retained in each securitization transaction. The determination of value is made using certain assumptions developed by management regarding prepayment and loss rates. Actual prepayment and loss rates are affected by a variety of factors which cannot be predicted with certainty. Therefore, there is a risk that the value of interest-only strip receivables will require adjustment to reflect future events. See "Certain Accounting Considerations" above for a detailed discussion of the various factors which impact valuation of interest-only strip receivables.

        NEGATIVE CASH FLOW AND CAPITAL NEEDS. Upon the closing of each securitization transaction, the Company recognizes gain on sale of the loans securitized, representing the present value of anticipated cash flows from a residual interest in the loans securitized. See "Certain Accounting Considerations." The Company incurs significant expense in connection with a securitization and generally incurs both current and deferred tax liabilities as a result of the gain on sale. Net cash used in operating activities for 1997, the first year in which the Company recognized significant gain on sale income, was $45.6 million. The Company currently intends to continue its emphasis on securitization of loans as its primary business activity, which requires that the Company have access to external sources of cash to fund its operations. The Company currently relies primarily on funds provided by the issuance of thrift certificates to fund operations of Pacific Thrift and advances provided by Merrill Lynch on interest-only strip receivables retained on securitizations completed through Merrill Lynch. The Company also sells whole loans for cash from time to time as an additional source of cash to fund operations. The Company has both warehouse and residual financing arrangements to fund its operations. The Company is also considering additional sources of equity and/or debt financing. There can be no assurance that any such sources will be available to the Company.

        RISKS OF CONTRACTED SERVICING. The Company contracts with third parties to service all of its loans sold for securitization. Aames services all loans in the Aames 1996-4 pool and Advanta services all loans in each of the Advanta pools in which the Company owns interest-only strip receivables. In addition, Advanta services all loans in the PacificAmerica 1997-1 and 1998-1 pools under a sub-servicing agreement with the Company. The Company is subject to risks associated with inadequate or untimely service rendered by these loan servicers. Many of the Company's borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. Any failure by a servicer to provide adequate or timely service could result in higher delinquency rates and foreclosure losses on loan pools, which could have an adverse impact on the value of the Company's interest-only strip receivables in those pools.

        COMPETITION IN THE LENDING INDUSTRY. The subprime residential mortgage industry is undergoing consolidation and increased competition, which may reduce profit margins on the Company's lending business and may also have an adverse impact the Company's ability to continue to increase or maintain the growth of its mortgage banking business. Competition among industry participants includes such competitive factors as borrower convenience, customer service, marketing and distribution channels, amount and terms of loans, loan origination fees and interest rates. Competition may lower the rates the Company charge to borrowers, increase the cost of loan origination, reduce the volume of loan originations and/or increase the demand for the Company's experienced personnel and the potential for such personnel to leave the Company to join one of its competitors.

        GOVERNMENT REGULATION. The Company's operations are subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on its lending business. The Company's consumer lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Federal Equal Credit Opportunity Act, as amended, the Federal Real Estate Settlement Procedures Act and Regulation X, the Home Mortgage Disclosure Act, the Federal Debt Collection Practices Act and the National Housing Act of 1934, as well as other federal and state statutes and regulations affecting the Company's activities. The Company is also subject to the rules and regulations of, and examinations by, state regulatory authorities with respect to its lending business. Pacific Thrift is subject to additional extensive governmental supervision, regulation and control by the FDIC and the California DFI, as well as various other agencies of the states in which it conducts its lending business. In addition, Pacific Thrift is a party to a 1998

MOU with the FDIC, pursuant to which it is required to take certain actions. See "BUSINESS - Supervision and Regulation."

        CHANGES IN ECONOMIC CONDITIONS. The risks associated with the Company's business become more acute in any economic slowdown or recession, particularly when accompanied by declining real estate values. Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the risk of loss on outstanding loans. A sustained period of increased delinquencies and losses or increased costs could adversely affect the Company's ability to securitize or sell loans in the secondary market and/or decrease the profitability of the Company's loan securitization business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Net Interest Income Analysis" and "--Certain Accounting Considerations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Item 14(a) 1-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information contained in the Proxy Statement relating to the 1998 Annual Meeting of Share holders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31 1997. Information with respect to executive officers is included in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated herein by reference to the infor mation contained in the Proxy Statement relating to the 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated herein by reference to the infor mation contained in the Proxy Statement relating to the 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1) List of Financial Statements

               Financial Statements required to be filed hereunder are indexed on page 64 hereof.

        (a)(2) List of Financial Statement Schedules

        None.

        (a)(3) List of Exhibits

        The exhibits required to be filed hereunder are indexed on page S-1 hereof.

        (b) The Company filed a Report on Form 8-K to report the completion of a securitization transaction as of December 18, 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 27, 1998.


                                PACIFICAMERICA MONEY CENTER, INC.



                                By: /s/ JOEL R. SCHULTZ
                                   ---------------------------------------------
                                        Joel R. Schultz, Chief Executive Officer

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

      Signature                                   Capacity                           Date
      ---------                                   --------                           ----


/s/ JOEL R. SCHULTZ                   Director, Chief Executive
---------------------------------     Officer and Chairman of the Board         March 27, 1998
    Joel R. Schultz


/s/ RICHARD D. YOUNG                  Director and Senior
---------------------------------     Executive Vice President                  March 27, 1998
    Richard D. Young


/s/ CHARLES J. SIEGEL                 Chief Financial and
---------------------------------     Accounting Officer                        March 27, 1998
    Charles J. Siegel


/s/ JAMES C. NEUHAUSER                Director
---------------------------------                                               March 27, 1998
    James C. Neuhauser


/s/ PAUL D. WEISER                    Director
---------------------------------                                               March 27, 1998
    Paul D. Weiser


/s/ ALAN SIEBLER                      Director
---------------------------------                                               March 27, 1998
    Alan Siebler

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                                                        CONTENTS


       PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES

                  Report of Independent Certified Public Accountants

                  Consolidated Balance Sheets
                      as of December 31, 1997 and 1996

                  Consolidated  Statements of Operations
                      for the years ended December 31, 1997, 1996 and 1995

                  Consolidated Statements of Changes in Stockholders'
                      Equity/Partners' Capital for the years ended December 31, 1997, 1996 and 1995

                  Consolidated Statement of Cash Flows
                      for the years ended December 31, 1997, 1996 and 1995

                  Notes to Consolidated Financial Statements
                      for the years ended December 31, 1997, 1996 and 1995

                  Supplemental Material

                      Schedule I - Consolidated Schedule - Financial Position
                           -December 31, 1997
                      Schedule II - Consolidating Schedule - Operations - year
                           ended December 31, 1997
                      Schedule III - Consolidating Schedule - Financial Position
                           -December 31, 1996
                      Schedule IV - Consolidating Schedule - Operations - year
                           ended December 31, 1996
                      Schedule V - Consolidating Schedule - Operations - year
                           ended December 31, 1995

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders
PacificAmerica Money Center, Inc.

We have audited the accompanying consolidated balance sheets of PacificAmerica Money Center, Inc. and subsidiaries (collectively, the Company) as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity/partners' capital, and cash flows for each of the three years ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PacificAmerica Money Center, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and cash flows for each of the three years ended
December 31, 1997, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information in Schedules I, II, III, IV and V is presented for the purpose of additional analysis of the consolidated financial statements rather than to present the financial position and results of operations of the individual companies. The consolidating information in Schedules I, II, III, IV and V has been subjected to the auditing procedures applied to the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.


/s/ BDO Seidman, LLP

March 27, 1998
Los Angeles, California

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEETS

December 31,                                                      1997               1996
-----------------------------------------------------------------------------------------
ASSETS

CASH AND CASH EQUIVALENTS (Note 2C)                       $ 66,090,000       $  8,640,000

RECEIVABLES                                                  1,532,000            603,000

RECEIVABLE FOR MORTGAGE LOANS SHIPPED (Notes 2E)                    --         24,310,000

NOTE RECEIVABLES                                             1,015,000          1,716,000

ACCRUED INTEREST RECEIVABLE                                  1,274,000          1,144,000

PREMIUM RECEIVABLE FOR LOANS SOLD                                   --          1,195,000

LOANS RECEIVABLE (Notes 2D, 2E, and 3)                      20,629,000         33,515,000

LOANS HELD FOR SALE, (Notes 2F and 3)                       35,280,000         18,148,000

INTEREST-ONLY STRIPS RECEIVABLE (Notes 2G, 2J and 4)        94,424,000         11,698,000

OTHER REAL ESTATE (Notes 2K and 5)                           2,028,000          4,285,000

PROPERTY AND EQUIPMENT (Notes 2L and 6)                      3,596,000          2,360,000

DEFERRED INCOME TAXES, NET (Notes 2N and 9)                         --            296,000

REFUNDABLE INCOME TAXES                                        222,000            730,000

OTHER ASSETS                                                 1,776,000          1,565,000
-----------------------------------------------------------------------------------------
                                                          $227,866,000       $110,235,000
=========================================================================================

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEETS


December 31,                                                           1997               1996
----------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

THRIFT CERTIFICATES PAYABLE (Note 7)
     Fully-paid certificates                                   $113,731,000       $ 56,343,000
     Installment certificates                                    18,793,000         24,659,000
----------------------------------------------------------------------------------------------
Total thrift certificates payable                               132,524,000         81,002,000

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                             6,121,000          2,235,000

ACCRUED INTEREST PAYABLE                                            370,000            185,000

MORTGAGE NOTES PAYABLE                                                   --          1,557,000

NOTES PAYABLE (Note 8)                                           28,318,000          3,290,000

DEFERRED INCOME TAXES, net (Notes 2N and 9)                      12,147,000                 --
----------------------------------------------------------------------------------------------
Total liabilities                                               179,480,000         88,269,000
----------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 11, 12, and 16)
----------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (Note 13)
     Preferred stock, $.01 par value, shares authorized
         2,000,000; none issued and outstanding                          --                 --
     Common stock, $0.1 par value, shares authorized
         8,000,000; issued and outstanding 5,016,391 and
         3,740,300                                                   50,000             38,000
     Additional paid-in capital                                  27,079,000         17,381,000
     General partner warrants                                            --            385,000
     Retained earnings                                           21,257,000          4,162,000
----------------------------------------------------------------------------------------------
Total stockholders' equity                                       48,386,000         21,966,000
----------------------------------------------------------------------------------------------
                                                               $227,866,000       $110,235,000
==============================================================================================

          See accompanying notes to consolidated financial statements.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS


Years ended December 31,                                         1997              1996              1995
---------------------------------------------------------------------------------------------------------
INTEREST INCOME
     Loans receivable (Notes 2D, 2F and 3)                $11,333,000       $11,174,000       $ 8,885,000
     Deposits with financial institutions                     397,000           328,000           692,000
---------------------------------------------------------------------------------------------------------
Total interest income                                      11,730,000        11,502,000         9,577,000
---------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
     Thrift certificates greater than $100,000                 50,000            23,000             7,000
     Other thrift certificates                              5,457,000         4,391,000         3,813,000
     Notes payable                                          1,033,000           552,000         1,379,000
---------------------------------------------------------------------------------------------------------
Total interest expense                                      6,540,000         4,966,000         5,199,000
---------------------------------------------------------------------------------------------------------
Net interest income                                         5,190,000         6,536,000         4,378,000
PROVISION FOR LOAN LOSSES (Notes 2E and 3)                  3,087,000         1,151,000         3,289,000
---------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses         2,103,000         5,385,000         1,089,000
---------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
     Other income                                             345,000           777,000           545,000
     Gain on sales of loans (Note 2G)                      81,710,000        29,217,000         8,895,000
---------------------------------------------------------------------------------------------------------
Total noninterest income                                   82,055,000        29,994,000         9,440,000
---------------------------------------------------------------------------------------------------------

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS


Years ended December 31,                                            1997               1996               1995
---------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
     Salaries and employee benefits (Notes 10
          and 12)                                             29,457,000          14,622,000          6,000,000
     General and administrative (Note 10)                     24,139,000          12,019,000          5,194,000
     Related party fees (Note 10)                                     --             872,000          1,012,000
     Operations of other real estate (Note 5)                    444,000             681,000          1,212,000
     Depreciation                                                555,000             714,000            893,000
---------------------------------------------------------------------------------------------------------------
Total noninterest expense                                     54,595,000          28,908,000         14,311,000
---------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                   29,563,000           6,471,000         (3,782,000)
INCOME TAXES (BENEFIT) (Notes 2N and 9)                       12,468,000           1,658,000         (1,223,000)
---------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                      17,095,000           4,813,000         (2,559,000)
INCOME FROM DISCONTINUED OPERATIONS                                   --             387,000            861,000
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS (Note 15)                 --          (1,038,000)                --
---------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                           $ 17,095,000        $  4,162,000        $(1,698,000)
===============================================================================================================

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,                              1997                1996             1995
-----------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
     Continuing operations                  $         4.18      $         1.53      $     (1.82)
     Discontinued operations                            --                (.32)             .41
-----------------------------------------------------------------------------------------------
Net income                                  $         4.18      $         1.21      $     (1.41)
-----------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE:
     Continuing operations                  $         3.48      $         1.27      $     (1.82)
     Discontinued operations                            --                (.26)             .41
-----------------------------------------------------------------------------------------------
Net income                                  $         3.48      $         1.01      $     (1.41)
-----------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CHANGES IN
                                          STOCKHOLDERS' EQUITY/PARTNERS' CAPITAL


                                                         Years Ended December 31, 1997, 1996 and 1995
                                        ------------------------------------------------------------------------------
                                                         Number                   Additional    General
                                            Partner        of          Common      Paid-In      Partner      Retained
                                           Interests     Shares         Stock      Capital     Warrants      Earnings      Total
----------------------------------------------------------------------------------------------------------------------------------
PARTNERS' CAPITAL, January 1, 1995       $10,425,000           --   $        --  $        --               $        --  $10,425,000

Net loss - 1995                           (1,698,00)           --            --           --                        --   (1,698,00)
----------------------------------------------------------------------------------------------------------------------------------
PARTNERS' CAPITAL, December 31, 1995       8,727,000           --            --           --       --               --    8,727,000

Partner interest converted to stock       (8,727,00)    1,780,000        18,000    8,709,000       --               --           --
Rights offering                                   --      649,256         6,000    3,240,000       --               --    3,246,000
Partners cash  out                                --     (571,120)       (6,000)  (2,849,00)       --               --    (2,856,00)
Fractional shares paid                            --       (2,412)           --      (12,000)      --               --      (12,000)
General partner warrants                          --           --            --           --     385,000            --      385,000
Public offering, net                              --    1,756,420        18,000    7,603,000       --               --    7,621,000
Warrants exercised                                --       21,916            --      162,000       --               --      162,000
Employee stock purchase plan                      --      106,240         2,000      528,000       --               --      531,000
Net income - 1996                                 --           --            --           --       --        4,162,000    4,162,000
-----------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY, December 31, 1996           --    3,740,300        38,000   17,381,000     385,000     4,162,000   21,966,000

Subscriber warrants exercised                     --       75,730         1,000      473,000          --            --      474,000
General partner warrants exercised                --    1,105,078        10,000    8,663,000    (385,000)           --    8,288,000
Stock options exercised                           --       95,283         1,000      562,000          --            --      563,000
Net income - 1997                                 --           --            --           --                17,095,000   17,095,000
-----------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY, December 31, 1997  $        --    5,016,391   $    50,000  $27,079,000    $     --   $21,257,000  $48,386,000
===================================================================================================================================


          See accompanying notes to consolidated financial statements.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

 Years ended December 31,                                  1997              1996              1995
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                            $  17,095,000     $   4,162,000     $  (1,698,000)
     Adjustments to reconcile net income
       (loss) to net cash used in operating
       activities:
         Loss on disposal of discontinued
              operations                                     --         1,038,000                --
         Provision for loan losses                    3,087,000         1,151,000         3,289,000
         Changes in discontinued operations                  --         1,034,000           486,000
         Provision for losses and other
              real estate                                26,000           337,000         1,188,000
         Net gain on sale of other real estate         (181,000)         (224,000)         (469,000)
         Proceeds from sale of loans
              originated for sale                   742,776,000       337,563,000       145,266,000
         Originations of loans held for sale       (768,226,000)     (335,471,000)     (151,538,000)
         Depreciation and amortization                  663,000           834,000           919,000
         Net change in assets and liabilities:
              Receivables                              (929,000)         (282,000)        1,548,000
              Premium receivable for loans sold       1,195,000        (1,195,000)               --
              Accrued interest receivable              (130,000)         (241,000)          222,000
              Receivable for mortgage loans
                  shipped                            24,310,000       (24,310,000)               --
              Receivable from related party                  --           347,000           131,000
              Interest-only strip receivable        (82,726,000)       (8,973,000)       (1,837,000)
              Goodwill                                       --                --          (172,000)
              Refundable income taxes                   508,000
              Other assets                             (319,000)       (1,611,000)         (267,000)
              Deferred income taxes, net             12,443,000           929,000        (1,225,000)
              Payable to related party                       --          (881,000)          126,000
              Accounts payable and accrued
                  expenses                            3,886,000         2,942,000          (732,000)
              Accrued interest payable                  185,000           (88,000)         (132,000)
---------------------------------------------------------------------------------------------------
Net cash used in operating activities               (46,337,000)      (22,939,000)       (4,895,000)
---------------------------------------------------------------------------------------------------

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Years ended December 31,                                1997             1996             1995
----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of portfolio loans        17,063,000       26,176,000       13,371,000
     Payments from notes receivable                  731,000
     Increase in loans receivable                 (1,915,000)     (29,697,000)     (12,325,000)
     Proceeds from sale of other real estate       3,824,000        5,652,000       14,253,000
     Proceeds from sale of discontinued
         operations, net assets                           --       (1,180,000)              --
     Mortgage assumed (repaid) in connection
         with other real estate                           --         (847,000)      (1,702,000)
     Purchase of property and equipment           (1,791,000)      (1,791,000)        (489,000)
----------------------------------------------------------------------------------------------
Net cash provided by (used in) investing
     activities                                   17,912,000       (1,687,000)      13,108,000
----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in thrift
         certificates                             51,522,000       20,846,000       (9,345,000)
     Borrowings under line of credit                      --        3,000,000               --
     Repayment of line of credit                          --       (3,000,000)              --
     Proceeds from note payable                   26,159,000               --               --
     Paydowns of note payable                     (1,131,000)      (6,026,000)      (8,007,000)
     Decrease in participations payable                   --       (1,120,000)              --
     Public offering, net                                 --        7,621,000               --
     Rights offering                                      --        3,246,000               --
     Partners cash out                                    --       (2,856,000)              --
     Fractional shares payout                             --          (12,000)              --
     General partner warrants                      8,288,000          385,000               --
     Subscriber warrants                             474,000          162,000               --
     Stock options                                   563,000          531,000               --
----------------------------------------------------------------------------------------------
Net cash provided by (used in) financing
     activities                                   85,875,000       22,777,000      (17,352,000)
----------------------------------------------------------------------------------------------

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Years ended December 31,                                1997            1996            1995
--------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                         57,450,000      (1,849,000)     (9,139,000)

CASH AND CASH EQUIVALENTS, at beginning            8,640,000      10,489,000      19,628,000
--------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, at end               $ 66,090,000    $  8,640,000    $ 10,489,000
--------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
     Cash paid during the year for:
         Interest                               $  6,355,000    $  5,054,000    $  5,331,000
         Income taxes                                 27,000         668,000           2,000

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
     Loans transferred to other real estate        2,936,000       6,894,000      10,489,000
     Mortgage payable assumed in connection
         with other real estate                      278,000       1,793,000       1,545,000
     Loans to facilitate sales of other real
         estate                                    2,320,000         311,000         895,000
     Stock dividend                                   19,000
--------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL                    ORGANIZATION

                                  On June 27, 1996, PacificAmerica Money Center, Inc., (the "Corporation" or "Company") a Delaware Corporation, formed in 1994 as a wholly owned subsidiary of Presidential Mortgage Company, and Presidential Mortgage Company, a California limited partnership (the "Partnership") completed a Restructuring Plan dated May 1, 1996 (the "Restructuring"), whereby all of the assets and liabilities of the Partnership were transferred to the Corporation in exchange for common stock of the Corporation (the "Common Stock"). The Common Stock was distributed to the partners of the Partnership, pro rata in accordance with their capital accounts in the Partnership. In accordance with the terms of the Restructuring Plan, the consent of a majority of limited partners to the Restructuring Plan was solicited pursuant to a Proxy Statement/Prospectus dated May 14, 1996, and the consent of approximately 75% of all limited partners was obtained by June 17, 1996, the expiration of the solicitation period. Every limited partner was given the right to elect to receive cash in lieu of shares of the Corporation (the "Cash Out Option"), in an amount equal to $5.00 per share times the number of shares that would have been received by that partner based on their capital account in the Partnership. Pursuant to the Restructuring Plan, 1,206,468 shares of Common Stock were issued to partners of the Partnership (other than partners accepting the cash out option) for their interests in the Partnership and $2,855,600 was paid by the Corporation to partners electing the Cash Out Option.

                                  Also pursuant to the terms of the
                                  Restructuring Plan, Presidential Management
                                  Company, the general partner of the
                                  Partnership (the "General Partner") purchased 1,126,666 warrants ("General Partner Warrants") for a purchase price of $385,000. The General Partner Warrants were each exercisable for one share of Common Stock at a purchase price of $7.50 per share from June 27, 1996 until December 27, 1997. The General Partner Warrants were nontransferable, except to and between partners of the General Partner.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL (CONTINUED)        ORGANIZATION (Continued)

                                  Concurrently with the solicitation of consent pursuant to the Proxy Statement/Prospectus dated May 16, 1996, all partners of the Partnership, together with all partners of the General Partner, and all officers, directors, proposed directors and employees of the Partnership, all of its subsidiaries and the Corporation, were given the right to purchase additional shares of Common Stock (the "Rights Offering") at a purchase price of $5 per share. A total of 649,256 shares were subscribed for and issued in the Rights Offering. For every five shares subscribed for in the Rights Offering, a subscriber also received one warrant ("Subscriber Warrants"). A total of 129,850 Subscriber Warrants were issued in connection with the Rights Offering, each exercisable from June 27, 1996 until June 27, 1998, for one share of Common Stock at a purchase price of $6.25 per share.

                                  Pursuant to a Prospectus dated June 24, 1996, the Corporation also conducted a public offering of additional shares of Common Stock at $5 per share (the "Public Offering"). A total of 1,756,420 shares were issued in the Public Offering, including 220,098 shares in connection with the exercise of an over-allotment option by the underwriter of the Public Offering.

                                  The Corporation issued a total of 3,612,144 shares of Common Stock in connection with the Restructuring Plan, the Rights Offering and the Public Offering. The shares of Common Stock were listed for trading on the Nasdaq National Market under the symbol "PAMM." Trading in the stock commenced on June 25, 1996.

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

                                  From the date of its formation in 1981 until 1988, the Partnership's sole business was the direct origination and servicing of real estate secured loans under California consumer and commercial finance lender licenses. In 1988, the Partnership formed Pacific Thrift and Loan Company, a California corporation ("Pacific Thrift"), as a wholly owned subsidiary, to engage in the business of origination, purchase and sale of real estate secured loans under a California thrift and loan license. Pacific Thrift also issues deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), and is therefore subject to regulation by both the FDIC and the California Department of Financial Institutions. Since 1990, substantially all new lending activity has been conducted by Pacific Thrift. In recent years, the Company has been primarily engaged in mortgage banking activities and as such originates and sells mortgage loans to investors in the secondary markets. In December 1997, the Company began to securitize loans into asset-backed securities. The Company's ability to continue to originate loans is dependent, in part, upon its ability to sell loans in the secondary market in order to generate cash proceeds for new origination. The value of and market for the Company's loans are dependent upon a number of factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in such factors may affect the Company's ability to sell loans for acceptable prices within reasonable periods of time. A prolonged, substantial reduction in the size of the secondary market for loans of the types originated by the Company may adversely affect the Company's ability to sell loans with a consequent adverse impact on the Company's profitability and ability to fund future originations which could have a material adverse effect on the Company's financial position, results of operations and cash flows.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL (CONTINUED)        ORGANIZATION (Continued)

                                  Pacific Thrift specializes in home equity loans for borrowers whose credit histories and/or other factors limit their ability to qualify for financing from conventional sources. Such loans are generally referred to in the lending industry as "sub-prime" or "B"/"C" credit loans. Borrowers generally obtain loans from Pacific Thrift to finance the purchase of property, refinance an existing mortgage on more favorable terms, consolidate debt or obtain cash proceeds for their personal use. The majority of its loans are originated through its wholesale division, consisting of a nationwide network of more than 100 in-house loan representatives and 3,100 independent mortgage brokers in approximately 40 states. Approximately 75% of the current loan production comes from this division. Pacific Thrift's retail division originates loans directly with borrowers using primarily telemarketing and direct mail. The largest volume of home equity loan originations were in California, New York, New Jersey, Washington and Florida. The Company issues thrift certificates to investors that are redeemable upon maturity at the option of the investors, although penalties for early withdrawal may be assessed. The California Industrial Loan Law maintains provisions governing the types of loans that may be made, the amount of thrift certificates that may be issued, and the amount of funds that may be borrowed.

                                  The Company also owns another subsidiary, PacificAmerica Money Centers, Inc. ("PAMC"), formed for the purpose of engaging in the lending business under a California finance lender's license and other state licenses where management deems it appropriate. Immediately after the restructuring the Company contributed net assets of $2,920,000 to PAMC at book value. As of the date hereof, PAMC has not engaged in significant loan production, but it may become more active in the future, depending upon business requirements.

                                  The Company formed a wholly-owned subsidiary, PacificAmerica Securities, Inc. (PSI), which is a special purpose entity. Its purpose is to acquire loans from the Company and use them as collateral under a warehousing agreement with an outside third party.

                                  The Partnership also owned substantially all of the interests in three subsidiaries engaged in the trust deed foreclosure services and posting and publishing businesses, Consolidated Reconveyance Company ("CRC"), a

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL (CONTINUED)        ORGANIZATION (Continued)

                                  California limited partnership, Lenders
                                  Posting and Publishing Company ("LPPC"), a
                                  California limited partnership, and
                                  Consolidated Reconveyance Corporation
                                  ("CRCWA"), a Washington corporation. The
                                  Corporation acquired all of the Partnership's interests in these entities in connection with the Restructuring. Effective December 31, 1996, all of the assets and liabilities of CRC and LPPC and all of the stock of CRCWA were sold (Note 15). This is part of the Company's strategy to concentrate all of its financial and human resources on its primary business of residential lending for sale and securitization.

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

2.     SUMMARY OF SIGNIFICANT     A.  CONSOLIDATION
       ACCOUNTING
       POLICIES                   The consolidated financial statements
                                  include the accounts of (CONTINUED) the

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY OF SIGNIFICANT     A.  CONSOLIDATION
       ACCOUNTING
       POLICIES                   The consolidated financial statements
       (CONTINUED)                include the accounts of (CONTINUED) the
                                  Corporation, PAMC, PacificAmerica Lending,
                                  CRC, LPPC, CRC Washington and PSI. All
                                  significant intercompany balances and
                                  transactions have been eliminated.
                                  Consolidating information is presented in
                                  Schedules I, II, III, IV and V. On December
                                  31, 1996 CRC, LPPC and CRC Washington were sold (Note 15).

                                  B.  EARNINGS PER SHARE

                                  On July 10, 1997, the Board of Directors of the Company declared a stock dividend accounted for as a one-for-one stock split to all stock holders or record as of July 31, 1997. The stock dividend was paid on August 13, 1997. These financial statements reflect the effect of the stock dividend on current and prior periods earnings per share and shares outstanding.

                                  On December 31, 1997 the Company adopted
                                  Statement of Financial Accounting Standards
                                  No. 128 (SFAS No. 128), "Earnings Per
                                  Share", which established new standards for calculating and disclosing earnings per share. All prior period earnings per share data has been restated to conform with the provisions of SFAS No. 128.

                                  Basic earnings per share is computed by
                                  dividing net earnings by the weighted average number of shares of Common Stock outstanding during each year. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of Common Stock and potential Common Stock outstanding during each year. All share and per-share amounts have been restated to reflect the one-for-one stock dividend accounted for as a stock split,

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY OF SIGNIFICANT     B.  EARNINGS PER SHARE (Continued)
       ACCOUNTING
       POLICIES                   in August 1997.  The following table
       (CONTINUED)                presents the earnings per share data
                                  as required by SFAS No. 128.


                                                                Historical            Proforma
                                                                ----------       -------------------

                               Year ended December 31,             1997          1996           1995
                               ----------------------------------------------------------------------
                               Income (Numerator):
                               Income/(loss) before
                                  income taxes (benefit)    $29,563,000    $6,471,000    $(3,782,000)
                               Income taxes (benefit)        12,468,000     2,718,000     (1,589,000)
                               ----------------------------------------------------------------------
                               Income/(loss) from
                                  continuing operations     $17,095,000    $3,753,000    $(2,193,000)
                               ----------------------------------------------------------------------
                               Shares (Denominator):
                               Weighted average common
                                  shares outstanding for
                                  basic earnings per
                                  share                       4,093,274     2,449,454      1,206,468
                               Effect of dilutive common
                                  shares
                                    Subscriber warrants          68,025        41,681             --
                                    General partner
                                    warrants                    471,287       317,666             --
                                    Options                     281,816       146,877             --
                               ----------------------------------------------------------------------
                               Diluted common shares          4,914,402     2,955,678       1,206,468
                               ----------------------------------------------------------------------
                               Basic earnings per common share
                                  from continuing operations      $4.18         $1.53         $(1.82)
                               Diluted earnings per common share
                                  from continuing operations      $3.48         $1.27         $(1.82)

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF                    Options to purchase 11,424 shares of common
      SIGNIFICANT                   stock at a range of price from $23.00 to
      ACCOUNTING                    $28.75 per share were outstanding at
      POLICIES                      December 31, 1997 but were not included in
      (CONTINUED)                   the computation of diluted earnings per
                                    share because the options' exercise price was greater than the average market price of the common share. These options expire in the year 2007.

                                    Earnings per common share for the years
                                    ended December 31, 1996 and 1995 assumes the restructuring (Note 1) took place at the beginning of the period and the Company was taxed for federal and state income tax purposes as a taxable corporation at a 42% effective tax rate.

                                    Earning per share related to discontinued operations and net income for 1996 and 1995 includes additional proforma income tax expense of $126,000 and 362,000 related to the tax effect of the income from the discontinued operations.

                                    C. CASH AND CASH EQUIVALENTS

                                    The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 1997 includes $50,000,100 on deposit with the Federal Reserve and $15,269,601 on deposit with a major well capitalized bank in an account which is in excess of the federally insured limit of $100,000. Cash and cash equivalents at December 31, 1996 includes $5,250,000 in overnight federal funds and $3,156,976 on deposit with a major well capitalized bank in an account which is in excess of the federally insured limit of $100,000.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.     SUMMARY OF                   D.  LOANS RECEIVABLE
       SIGNIFICANT
       ACCOUNTING                   Loans receivable are stated at the principal
       POLICIES                     amount outstanding, less unamortized
       (CONTINUED)                  deferred fees and costs and the allowance
                                    for loan losses (ALLL). Loans receivable are primarily secured by first and second trust deeds.

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

                                    Nonrefundable loan fees and direct costs associated with the origination of loans are deferred and netted against outstanding loan balances. The net deferred fees and costs are recognized in interest income over the loan term as an adjustment to the yield, using a method that approximates the effective interest (level yield) method, or included in income when the loan is sold.

                                    E. ALLOWANCE FOR LOAN LOSSES

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

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.     SUMMARY OF SIGNIFICANT       E.  ALLOWANCE FOR LOAN LOSSES (Continued)
       ACCOUNTING
       POLICIES                     The Company follows Statement of Financial
       (CONTINUED)                  Accounting Standards (SFAS) No. 114,
                                    Accounting by Creditors for Impairment of a Loan (as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan -
                                    Income Recognition and Disclosures). A loan is considered to be impaired when it is probable that the Company will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. The ALLL related to loans identified as impaired is primarily based on the excess of the loan's current outstanding principal balance over the estimated fair market value of the related collateral. For a loan that is not collateral-dependent, the allowance is recorded at the amount by which the outstanding principal balance exceeds the current best estimate of the future cash flows on the loan discounted at the loan's effective interest rate.

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

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.     SUMMARY OF SIGNIFICANT       F.  LOANS HELD FOR SALE
       ACCOUNTING
       POLICIES                     The Company has designated certain of its
       (CONTINUED)                  loans receivable as being held for sale. In
                                    determining the level of loans held for
                                    sale, the Company considers the extent to which loans will be required to be sold in response to liquidity needs, asset/liability management requirements, and other factors.

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

                                    G. LOAN SALES REVENUE RECOGNITION

                                    The Company principally derives its revenue from the sale of loans in which it retains an interest-only strip receivable. Gain or loss on the sale of mortgage loans to investors is recognized at the date the loans are sold to the investors, and all title and rights to such loans are legally conveyed to the investors pursuant to existing sales agreements and the Company has surrendered control of such financial assets. Loans are generally sold on a servicing-released basis.

                                    Gain on sale of loans represents the
                                    difference between the gross proceeds
                                    (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the carrying amount of loan between the portion sold and any retained residual interests (interest-only strip receivable), based on their relative fair values at the date of transfer. In addition, gain on sale includes non-refundable fees on loans sold.

                                    Gain on sale of loans includes the
                                    recognition of an unrealized gain which
                                    represents the initial difference between the allocated carrying amount and the fair value of the interest-only strip at the date of sale.

                                    The fair value of the interest-only strip receivable is estimated as the present value of the anticipated cash flows from excess interest income from the loans sold over the coupon interest to the investor after giving effect to prepayments,

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.     SUMMARY OF                   G.  LOAN SALES REVENUE RECOGNITION
       SIGNIFICANT                  (Continued)
       ACCOUNTING
       POLICIES                     losses, and other transaction costs,
       (CONTINUED)                  servicing and the coupon interest to the
                                    investor. The interest-only strip
                                    receivable, which is classified as a trading security, is carried at fair value and is analyzed quarterly by the Company. Changes in fair value are recognized as unrealized gains or losses and are included in gain on sale of loans in the consolidated statement of operations.

                                    Management's estimate of the fair value of the interest-only strip receivable includes significant assumptions such as loan prepayment speeds, estimated default rates and an appropriate discount rate given the risk characteristics associated with the instrument. It is possible that the estimate could change in the near term due to competitive pressures, the overall economy, adverse changes in the securitization market, and actual prepayment and default experience rates. The amounts the Company will ultimately realize could differ significantly and could require an adjustment to the fair value of this asset.

                                    The premium earned from whole loans
                                    originated and subsequently sold at par plus an upfront premium, with no further rights to any further yield, is included under gain on sale of loans in the Statements of Operations.

                                    H. MORTGAGE SERVICING RIGHTS

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

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY OF                   H.  MORTGAGE SERVICING RIGHTS (Continued)
       SIGNIFICANT
       ACCOUNTING                   The effect of the adoption of SFAS No. 122
       POLICIES                     was not material to the Company, primarily
       (CONTINUED)                  because the Company sells substantially all
                                    of its loans on a servicing released basis.

                                    I. IMPAIRMENT OF LONG-LIVED ASSETS

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

                                    J. TRANSFERS AND SERVICING OF FINANCIAL
                                    ASSETS AND EXTINGUISHMENT OF LIABILITIES

                                    In June 1996, the FASB issued SFAS No. 125,
                                    "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which superceded SFAS No.
                                    122. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

                                    A transfer of financial assets in which
                                    control is surrendered is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the assets sold and the interest retained, if any, based on their relative fair values at the date of transfer. For each servicing contract in existence before January 1, 1997, previously recognized servicing rights and excess servicing receivables that did not exceed contractually specified servicing fees were required to be combined, net of any previously recognized servicing obligations under that contract, as a servicing asset or liability. Previously recognized servicing receivables that exceed contractually specified servicing fees (formerly known as excess yield receivable) are required to be reclassified as interest-only strip receivables and the allowance for credit losses on loans sold reclassified as a reduction of these receivables.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY OF                 K.  OTHER REAL ESTATE
       SIGNIFICANT
       ACCOUNTING                 Other real estate is comprised of formally
       POLICIES                   foreclosed property to which the Company does
       (CONTINUED)                not have legal title. These assets are
                                  recorded at the lower of the net investment in the loan or the fair value of the property less selling costs. At the time of foreclosure, any excess of the net investment in the loan over its fair value is charged to the allowance for loan losses. Any subsequent declines in value are charged to operations.
                                  Prior to 1995, loans were classified as
                                  in-substance foreclosures when they exhibited characteristics more closely associated with the risk of real estate ownership than with loans. Collateral that has been classified as an in-substance foreclosure was reported in the same manner as collateral that has been formally foreclosed. Effective January 1,
                                  1995, with the adoption date of SFAS No. 114, the category of loan classified as in-substance foreclosures was eliminated resulting in such loans being reflected as loan receivable rather than as foreclosed real estate.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY OF SIGNIFICANT     L.  PROPERTY AND EQUIPMENT
       ACCOUNTING
       POLICIES                   Property and equipment is stated at cost, less
       (CONTINUED)                accumulated depreciation. Depreciation of
                                  property and equipment is based on the asset's estimated useful life, ranging from two to eight years, and is computed using the straight-line method. Expenditures that improve or extend the service lives of assets are capitalized. Repairs and maintenance are charged to expense as incurred.

                                  M.  GOODWILL

                                  Goodwill represented the excess of the total purchase price (consisting of the initial consideration and subsequent consideration) of CRC and LPPC over the fair value of purchased net assets. Goodwill was amortized using the straight-line method over approximately 20 years. The Company sold CRC and LPPC in 1996 and wrote off the remaining goodwill which is included in loss from discontinued operations in the Consolidated Statement of Operations (Note 15).


                                 N.  INCOME TAXES

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

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY OF SIGNIFICANT    O.  FAIR VALUE OF FINANCIAL INSTRUMENTS
       ACCOUNTING
       POLICIES                  Statement of Financial Accounting Standards No.
       (CONTINUED)               107, Disclosures about Fair Value of Financial
                                 Instruments (SFAS 107), requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments. The estimated fair values of financial instruments are disclosed as of December 31, 1997. SFAS No.
                                 107 defines fair value as the amount which the instrument could be exchanged for in a current transaction between willing parties, other than in a forced sale or liquidation. Where possible, the Company has utilized quoted market prices to estimate fair value. Since quoted market prices were not available for a significant portion of the financial instruments, the fair values were approximated using discounted cash flow techniques.

                                 Fair value estimates are made at a specific point in time, based on judgments regarding future expected loss experience, current economic conditions, risk conditions, risk characteristics of various financial instruments and other factors. These estimates do not reflect any premium

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY OF SIGNIFICANT       O. FAIR VALUE OF FINANCIAL INSTRUMENTS
       ACCOUNTING                   (Continued)
       POLICIES
       (CONTINUED)                  or discount that could result from offering
                                    for sale at one time the Company's entire holdings of a particular financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                                    Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

                                    The following presents the carrying value and estimated fair value of the various classes of financial instruments held by the Company at December 31, 1997. This information is presented solely for compliance with SFAS No. 107 and is subject to change over time based on a variety of factors. Because no market exists for a significant portion of the financial instruments presented below and the inherent imprecision involved in the estimation process, management does not believe the information presented reflects the amounts that would be received if the Company's assets and liabilities were sold.

                                                                                December 31, 1997
                                                                      -------------------------------------
                                                                            Carrying            Estimated
                                                                              Value             Fair Value
                                   --------------------------------------------------------------------------
                                   ASSETS
                                   Cash and cash equivalents          $     66,090,000    $     66,090,000

                                   Loans receivable                         22,067,000          21,981,000
                                   Allowance for loan losses                (1,438,000)         (1,438,000)
                                   --------------------------------------------------------------------------

                                   Total loans                              20,629,000          20,543,000
                                   --------------------------------------------------------------------------

                                   Loans held for sale                      35,280,000          37,154,000
                                   Interest-only strips receivable          94,424,000          94,424,000

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY OF                O.  FAIR VALUE OF FINANCIAL INSTRUMENTS
       SIGNIFICANT               (Continued)
        ACCOUNTING
        POLICIES)
        (CONTINUED)

                                   LIABILITIES
                                   Fully-paid certificates         113,731,000         113,449,000
                                   Installment certificates         18,793,000          18,793,000
                                   Notes payable                    28,318,000          28,318,000

                                 Cash, Short Term-Investments, Trade
                                 -----------------------------------
                                 Receivables, and Trade Payables
                                 -------------------------------

                                 The carrying amount approximates fair value because of the short maturity of these instruments.

                                 Loans
                                 -----

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

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     SUMMARY OF SIGNIFICANT    O.  FAIR VALUE OF FINANCIAL INSTRUMENTS
       ACCOUNTING                (Continued)
       POLICIES
       (CONTINUED)               Loans Held for Sale
                                 -------------------

                                 The fair values were estimated by using current institutional purchaser yield requirements.

                                 Interest-only Strips Receivable
                                 -------------------------------

                                 The fair value was determined by using
                                 estimated discounted future cash flows taking into consideration current prepayment rates and default experience. The carrying amount is considered to be a reasonable estimate of fair market value.

                                 Thrift Certificates Payable
                                 ---------------------------

                                 Under SFAS 107, the fair value of deposits with no stated maturity, such as savings and money market accounts, is equal to the amount payable on demand as of December 31, 1997. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

                                                                                   December 31, 1997
                                                                         --------------------------------------
                                                                                Carrying           Estimated
                                                                                 Value             Fair Value
                                   ----------------------------------------------------------------------------
                                   Installment certificates                $     18,793,000    $     18,793,000
                                   ----------------------------------------------------------------------------
                                   Fully-paid certificates:
                                       Maturing in six months or less      $     53,637,000    $     53,518,000
                                       Maturing between six months
                                            and one year                         59,999,000          59,836,000
                                       Maturing between one and
                                            three years                              95,000              95,000
                                   ----------------------------------------------------------------------------
                                   Total fully-paid certificates           $    113,731,000    $    113,449,000

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY OF SIGNIFICANT    O.  FAIR VALUE OF FINANCIAL INSTRUMENTS
       ACCOUNTING                (Continued)
       POLICIES
       (CONTINUED)               Notes Payable and Mortgage Notes Payable
                                 ----------------------------------------

                                 The fair values for long-term debt are based on quoted market prices where available. If quoted market prices are not available, fair values are estimated using discounted cash flow analyses based on the Company's borrowing rates at December 31, 1997 for comparable types of borrowing arrangements.

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

                                 P.  USE OF ESTIMATES IN THE PREPARATION OF
                                 FINANCIAL STATEMENTS

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

                                 Q.  STOCK-BASED COMPENSATION

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

                                 R.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                                 DISCLOSURE OF CAPITAL STRUCTURE
                                 -------------------------------

                                 In February 1997, the FASB issued SFAS 129,
                                 "Disclosure of Information about Capital
                                 Structure" ("SFAS 129"). SFAS 129 established disclosure requirements regarding pertinent rights and privileges of outstanding securities. Examples of disclosure items regarding securities include, though are not limited to, items such as dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates. The number of shares issued upon conversion, exercise or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period must also be disclosed. Disclosure of liquidation preferences of preferred stock in the equity section of the balance sheet is also required. SFAS 129 is effective for financial periods ending after December 15, 1997. The adoption of this standard did not have an impact on the Company's financial position or results of operations.

                                 REPORTING COMPREHENSIVE INCOME

                                 In June 1997, FASB issued SFAS 130, "Reporting Comprehensive Income" (SFAS 130"). SFAS 130 established disclosure standards for reporting comprehensive income in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of this standard is not expected to have an impact on the Company's financial position or results of operations.

                                 DISCLOSURE OF BUSINESS ENTERPRISE

                                 In June 1997, the FASB issued SFAS 131,
                                 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for periods beginning after December 15, 1997. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard is not expected to have an impact on the Company's financial position or results of operations.

                                 DISCLOSURE ABOUT PENSIONS AND OTHER POST-
                                 RETIREMENT BENEFITS

                                 In February 1998 the FASB issued SFAS 132
                                 "Disclosures About Pension and Other
                                 Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans.

                                 This Statement is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available.


                                 S.  RECLASSIFICATIONS

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

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     LOANS                     LOANS RECEIVABLE
       RECEIVABLE AND
       ALLOWANCE FOR             Loans receivable at December 31, 1997 and 1996
       LOAN LOSSES               are summarized as follows:

                                   December 31,                                        1997                1996
                                   -------------------------------------------------------------------------------
                                   Real estate loans                       $     43,474,000    $     61,487,000
                                   Participations sold                          (21,183,000)        (24,914,000)
                                   -------------------------------------------------------------------------------
                                   Total real estate loans - net           $     22,291,000    $     36,573,000
                                   -------------------------------------------------------------------------------
                                   Loans receivable held for
                                       investment                          $     22,291,000    $     36,573,000
                                   Net deferred loan fees and
                                       costs                                       (224,000)           (594,000)
                                   Allowance for loan losses                     (1,438,000)         (2,464,000)
                                   -------------------------------------------------------------------------------
                                                                           $     20,629,000    $     33,515,000
                                   -------------------------------------------------------------------------------


                                 The components of the loan portfolio at
                                 December 31, 1997 and 1996 were as follows:

                                   December 31,                                        1997                1996
                                   -------------------------------------------------------------------------------
                                   One-to-four family residential          $      6,028,000    $     14,479,000
                                   Five-or-more family residential                6,172,000           9,308,000
                                   Home improvement                               1,090,000           1,322,000
                                   Commercial                                     9,001,000          10,732,000
                                   Land and other                                      --               732,000
                                   -------------------------------------------------------------------------------
                                                                           $     22,291,000    $     36,573,000
                                   -------------------------------------------------------------------------------

                                 During 1997 and 1996, the Company sold, without recourse to the Company, approximately $17,063,000 and $26,176,000 of portfolio mortgage loans.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     LOANS                     SIGNIFICANT CONCENTRATIONS
       RECEIVABLE AND
       ALLOWANCE FOR             The Company made portfolio mortgage loans
       LOSSES                    primarily secured by first or second trust
       (CONTINUED)               deeds on Southern California real estate. The
                                 loans are secured by single-family residential and other types of real estate and collateralized by the equity in the borrowers' real estate. Prior to the fourth quarter of 1993, these borrowers generally had a credit standing such that the Company relied heavily on the value of the underlying collateral in its lending practices. In the fourth quarter of 1993, however, the Company began implementing a revised policy to place more emphasis on the creditworthiness of the borrower. Loans are expected to be repaid either by cash from the borrower at maturity or by borrower refinancing. In the fourth quarter of 1996 the Company stopped portfolio lending in order to concentrate its financial and human resources on its primary business of residential lending for sale and securitization.

                                 ALLOWANCE FOR LOAN LOSSES

                                 Changes in the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                    Years ended December 31,                   1997          1996         1995
                                   ------------------------------------------------------------------------------
                                   Balances at beginning              $   2,464,000  $  4,229,000   $  4,307,000
                                   Provision charged to expense           3,087,000     1,151,000      3,289,000
                                   Transferred to loans held for sale    (1,902,000)         --             --
                                   Loan charge-offs, net of
                                     recoveries                          (2,211,000)   (2,916,000)    (3,367,000)
                                   ------------------------------------------------------------------------------

                                   Balance at end                     $   1,438,000  $  2,464,000   $  4,229,000
                                   ------------------------------------------------------------------------------

                                 At December 31, 1997 and 1996, loans with more than two monthly payments past due and on nonaccrual status totaled $1,395,000 and $2,649,000. If interest on these loans had been accrued, interest income would have increased by approximately $175,000 and $235,000 in 1997 and 1996. At December 31, 1997 and 1996, loans with more than two monthly payments past due and on accrual status totaled $1,962,000 and $1,722,000. Interest income recognized on these loans totaled approximately $402,000 and $95,000 in 1997 and 1996.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     LOANS                     The following information relates to the
       RECEIVABLE AND            Company's impaired loans which includes
       ALLOWANCE FOR             troubled debt restructuring that meet the
       LOAN LOSSES               definition of impaired loans as of and for the
       (CONTINUED)               years ended December 31, 1997 and 1996:



                                    December 31,                                            1997           1996
                                   -------------------------------------------------------------------------------
                                   Impaired loans with a specific allowance         $    852,000   $  1,648,000
                                   Impaired loans with no specific allowance             813,000        617,000
                                   -------------------------------------------------------------------------------
                                   Total impaired loans                             $  1,665,000   $  2,265,000

                                   Total allowance related to impaired loans        $    337,000   $    229,000
                                   Average balance of impaired loans for the
                                       period                                       $  2,191,000   $  2,951,000
                                   Interest income on impaired loans for
                                       the period recorded on a cash basis          $    104,000   $    307,000


                                 LOANS HELD FOR SALE

                                 Loans held for sale at December 31, 1997 and 1996 are summarized as follows:

                                   December 31,                                            1997           1996
                                   -------------------------------------------------------------------------------
                                   Real estate loans                              $  35,280,000  $  18,148,000
                                   -------------------------------------------------------------------------------

                                 In December 1993, management developed a loan securitization program under which the Corporation or Pacific Thrift could sell certain loans receivable to a primary buyer (the Purchaser) on a whole loan basis for a cash premium.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     LOANS                     LOANS HELD FOR SALE (Continued)
       RECEIVABLE AND
       ALLOWANCE FOR             During 1995 and 1996, the Company sold loans
       LOAN LOSSES               primarily to two purchasers on a whole
       (CONTINUED)               loan basis. On October 31, 1996, the Company
                                 entered into a new agreement with one of the Purchasers (Purchaser). For all loans sold after September 30, 1996, the Company receives par value; interest payments less a servicing fee and warehousing fee from the date of sale until the loans are securitized; certain premium and/or advance payments upon securitization; and an interest-only strip on the loans sold. On December 16, 1996, the Company entered into a similar agreement with a Second Purchaser of loans effective for all loans sold after November 30, 1996.

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

                                 During 1997 and 1996, the Company sold an aggregate of $643 million and $338 million of pre-approved securitizable loans to the Purchasers.

                                 On December 18, 1997, the Company securitized $100 million of loans into Asset-Backed Securities (ABS), which are secured primarily of fixed and adjustable rate one- to four-family, first lien home equity loans, were issued by the Company pursuant to an indenture between the Company and Bankers Trust Company of California, N.A., the Indenture Trustee.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 Prior to March 31, 1993, Pacific Thrift
                                 originated Title 1 home improvement loans that were 90% insured by the Federal Housing Administration, provided that the total amount of claims did not exceed 10% of the amount of all Title I loans. During 1995, Pacific Thrift sold $1,126,000 of these loans and recorded no losses. As of March 31, 1993, Pacific Thrift discontinued the origination and sale of Title I and other similar loans.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      INTEREST-ONLY            Interest-only strips receivable consist of
        STRIP                    assets generated from loan sales and
        RECEIVABLES              securitization as follows:

                                                                                   December 31,
                                                                               1997            1996
                                                                               ----            ----
                                 Interest-only strip, certificated          $13,417,000      $        --
                                 Interest-only strip, non-certificated       13,417,000       11,698,000
                                                                            -----------      -----------
                                                                            $94,424,000      $11,698,000
                                                                            ===========      ===========

                                 The interest-only strips receivable are
                                 recorded as a result of the Company's sale and securitization of real estate loans. Interest-only strips receivables are recorded at their estimated fair value. The fair value is based on the present value of the expected future cash flows. The Company estimates future cash flows from the interest-only strip receivable and values them utilizing assumptions that it believes are consistent with those that would be utilized by an unaffiliated third party purchaser. To the Company's knowledge, there is no active market for the sale of the interest-only strips receivable.

                                 The fair value of an interest-only strip receivable is determined by computing the present value of the excess cash flows based on the weighted average coupon on the loans sold over the sum of: (1) the coupon on the senior interests, (2) the contracted servicing fee,
                                 (3) expected losses to be incurred on the portfolio of loans sold over the lives of the loans, (4) overcollateralization and (5) fees payable to the trustee and the monoline insurer. The cash flow model uses prepayment and default assumptions that market participants would be expected to use for similar financial instruments that are subject to prepayment, credit and interest rate risk.

                                 The cash flows are then discounted at an interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return on such a financial instrument. To the extent that actual future excess cash flows are different from estimated excess cash flows, the fair value of the Company's interest-only strip will be adjusted quarterly with corresponding adjustments made to earnings in that period.

                                 The Company builds overcollateralization from the excess cash flows. The current amount of such overcollateralization built through cash flows is part of the interest-only strip receivable and earns a market rate of interest. The amount held by the Trust, as restricted cash, at December 31, 1997 was approximately $10.5 million.

                                 As of December 31, 1997, the Company adjusted the fair value of its interest-only strip receivable by approximately $2.3 million, which reflected the use of the "cash out" method of estimating future cash flows from the various mortgage trusts. The Company believes the "cash out" method is a preferred methodology for estimating ultimate residual cash flows used to determine the fair value of its interest-only strips receivable at each reporting period in accordance with the requirements of SFAS No. 115. The "cash out" method assumes that the cash flows placed by the mortgage pool trustee in an overcollateralization account are not considered available until they are received by the Company. The impact of this change in estimate on the December 31, 1997 fair value relates primarily to loans sold and/or securitized in the fourth quarter of 1997. During 1997, the Company utilized a modified "cash in" method of modeling the cash flows which included some accelerated amortization of the interest-only strip receivable asset on loans sold and securitized. In March 1998, the Company obtained an independent valuation and report of the interest-only strips receivable, as of December 31, 1997, which, using the "cash out" method of modeling cash flows, determined fair values of the interest-only strip receivable. The fair value of the interest-only strips receivable reflected on the Statement of Financial Condition at December 31, 1997 is consistent with the results of the report.

                                 The fair value at December 31, 1997 can be calculated with a constant prepayment rate assumption on the Aames 1996-4 pool of 36%, and constant prepayment rate assumptions on the Advanta 1997-1, 1997-2, 1997-3 and 1997-4 and PacificAmerica 1997-1 pools of 26% to 27%; a 50 basis point annual loss rate on each of its pools (after the first six months) with a three month ramp up period; and an 11% discount rate on estimated cash flows from each of its pools.

                                 It is possible that these assumptions could change in the near future, due to changes required by future accounting pronouncements, the general economy, adverse changes in the securitization market, and actual prepayment and default experience which vary from the assumed rates, which would require adjustments in the reported fair value of the interest-only strips receivable. As a result the actual cash flows received by the Company could differ significantly from the modeled cash flows using current assumptions. The estimated fair value of the Company's interest-only strips receivable is reviewed quarterly with required adjustments, if necessary, made to earnings in that period.


5.     OTHER REAL ESTATE         Other real estate consisted of the following at
                                 December 31, 1997 and 1996:

                                   December 31,                                            1997           1996
                                   -------------------------------------------------------------------------------
                                   Foreclosed real estate                         $   3,132,000  $   6,570,000

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   Allowance for losses on other real estate         (1,104,000)    (2,285,000)
                                   -------------------------------------------------------------------------------
                                                                                  $   2,028,000  $   4,285,000
                                   ===============================================================================

                                 Changes in the allowance for losses on other real estate for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                   Years ended December 31,                    1997          1996          1995
                                   -------------------------------------------------------------------------------
                                   Balances at beginning               $  2,285,000  $  2,434,000  $    402,000
                                   Provision for losses                      26,000       337,000     1,188,000
                                   Net (charge offs) recoveries          (1,207,000)     (486,000)      844,000
                                   -------------------------------------------------------------------------------
                                   Balance at end                      $  1,104,000  $  2,285,000  $  2,434,000
                                   ===============================================================================

                                 Operations of other real estate for the years ended December 31, 1997, 1996 and 1995 consisted of the following:

                                   Years ended December 31,                    1997          1996          1995
                                   -------------------------------------------------------------------------------
                                   Provision for losses                 $    26,000   $   337,000  $  1,188,000
                                   Net (gain) loss on sales                (181,000)     (224,000)     (469,000)
                                   Other expenses                           599,000       568,000       493,000
                                   -------------------------------------------------------------------------------
                                                                        $   444,000   $   681,000  $  1,212,000
                                   ===============================================================================

                                 Upon foreclosure of a junior lien, the Company takes title to the real estate, subject to existing senior liens. These mortgage notes payable totaled $-0- and $1,557,000 at December 31, 1997 and 1996.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     PROPERTY AND EQUIPMENT    Property and equipment consisted of the
                                 following at December 31, 1997 and 1996:

                                   December 31,                                            1997           1996
                                   -------------------------------------------------------------------------------
                                   Computer and office equipment                  $   3,738,000   $  2,157,000
                                   Furniture and fixtures                             1,235,000        897,000
                                   Leasehold improvements                               676,000        621,000
                                   -------------------------------------------------------------------------------
                                                                                      5,649,000      3,675,000
                                   Accumulated depreciation and amortization         (2,053,000)    (1,315,000)
                                   -------------------------------------------------------------------------------
                                                                                  $   3,596,000   $  2,360,000
                                   ===============================================================================

7.     THRIFT CERTIFICATES       Thrift certificates are comprised of fully-paid
       PAYABLE                   certificates and installment  certificates. The
                                 approximate weighted average interest rate of fully-paid and installment certificate accounts at December 31, 1997 was 6.11% and 5.01% and at December 31, 1996 was 5.89% and 5.06%. The
                                 interest payable on the thrift certificates totaled $370,000, $185,000 and $103,000 at
                                 December 31, 1997, 1996 and 1995.

                                 At December 31, 1997 and 1996, fully-paid thrift certificates consisted of the following:

                                   December 31,                                             1997           1996
                                   --------------------------------------------------------------------------------
                                   Certificates equal or greater than $100,000    $    4,180,000  $           -

                                   Certificates less than $100,000                   109,551,000     56,343,000
                                   --------------------------------------------------------------------------------
                                                                                  $  113,731,000  $  56,343,000
                                   ===============================================================================

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     THRIFT CERTIFICATES        At December 31, 1997, scheduled maturities
       PAYABLE                    of fully-paid thrift certificates were
       (CONTINUED)                as follows:

                                   December 31,                                      1997
                                   ----------------------------------------------------------
                                   Less than 3 months                     $    20,988,000
                                   3 to 6 months                               32,649,000
                                   6 to 12 months                              59,999,000
                                   1 to 5 years                                    95,000
                                   ----------------------------------------------------------
                                                                          $   113,731,000
                                   ==========================================================

8.     NOTES PAYABLE             Notes payable consisted of the following at
                                 December 31, 1997 and 1996:

                                   December 31,                                             1997           1996
                                   --------------------------------------------------------------------------------
                                   Bank loan, repaid January 1997 (a)              $      --       $    745,000

                                   Interest-strip only advances(b)(c)                 28,318,000      2,545,000
                                   --------------------------------------------------------------------------------
                                                                                   $  28,318,000   $  3,290,000
                                   ================================================================================

                                 (a) The loan interest rate was prime plus 1.5%, which was 9.75% at December 31, 1996.

                                 (b) The interest-only strip advances received in 1997 and 1996 are from the Purchasers secured by the Company's interest-only strips receivable. Agreements provide for advances ranging from 3.00% to 4.75% of the par value of loans sold and are made by the Purchasers when the loans are securitized. The advances are reduced by any monthly payments to be made against the interest-only strips receivable until the advances are fully repaid. The advances bear an annual interest rate ranging from LIBOR plus 1.00% to LIBOR plus 2.0%.

                                 (c) In connection with the advances received under the Master Assignment Agreement, dated as of December 18, 1997 (the "Master Assignment Agreement"), with Merrill Lynch Mortgage Capital, Inc., each advance is due one year from the date of the advance, and the Company is required to make mandatory prepayments under the Master Assignment Agreement in the event that the residual interests assigned to Merrill Lynch experience a

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 decline in value from the levels established at the time of the advance.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     INCOME TAXES             The Partnership was not subject to income taxes.
                                However, the Partnership was still required to file partnership returns in order to report its income or loss in total as well as the distributable share of income or loss of each of the partners. These partnership returns, as all tax returns, are potentially subject to examination by the taxing authorities.

                                The cumulative differences between the total capital of the Partnership for financial reporting purposes and the total capital reported for federal income tax purposes at December 31, 1995 are summarized as follows:

                                    December 31,                                                           1995
                                   -------------------------------------------------------------------------------
                                   Total partners' capital for financial reporting purposes      $    8,727,000

                                   Investment in Pacific Thrift, syndication costs, bad debt
                                       and real estate reserves, and various other
                                       differences                                                   14,083,000
                                   -------------------------------------------------------------------------------
                                   Total partners' capital for federal income tax purposes       $   22,810,000
                                   ===============================================================================

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

                                   December 31,                             1997          1996            1995
                                   -------------------------------------------------------------------------------
                                   Current                        $       26,000  $    727,000   $        --
                                   Deferred                           12,442,000       931,000      (1,223,000)
                                   -------------------------------------------------------------------------------
                                                                  $   12,468,000  $  1,658,000   $  (1,223,000)
                                   ===============================================================================

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.      INCOME TAXES
        (CONTINUED)              The tax effects of temporary differences that
                                 give rise to the deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                   December 31,                                              1997           1996
                                   --------------------------------------------------------------------------------
                                   Deferred tax assets
                                       Net operating loss carryforward              $  18,321,000   $  2,547,000
                                       State tax deduction                              2,050,000        435,000
                                       Loan loss reserves                                 805,000        488,000
                                       Bonus accrued                                      731,000           --
                                       Capital loss carryforward                          402,000        402,000
                                       Reserve for delinquent interest                    240,000        334,000
                                       Alternate minimum tax credit carryforward          196,000        214,000
                                       Deferred rent                                      117,000        137,000
                                       Reserve for other real estate owned                112,000        370,000
                                       Organization costs                                  46,000        159,000
                                       Other                                               17,000         18,000
                                       Loans held for sale                                   --          253,000
                                       Depreciation                                          --           40,000
                                   --------------------------------------------------------------------------------
                                   Total gross deferred tax assets                     23,037,000      5,397,000

                                   Valuation allowance                                   (402,000)      (402,000)
                                   --------------------------------------------------------------------------------
                                   Deferred tax liabilities
                                       Interest-only strip receivable               $ (33,628,000)  $ (4,157,000)
                                       Loans held for sale                               (726,000)          --
                                       Deferred loan costs                               (230,000)      (415,000)
                                       Depreciation                                      (198,000)      (127,000)
                                   --------------------------------------------------------------------------------
                                   Total deferred tax liabilities                   $ (34,782,000)  $ (4,699,000)
                                   -------------------------------------------------------------------------------
                                   Total deferred tax asset (liability), net          (12,147,000)  $    296,000
                                   ================================================================================

                                 Included in the deferred tax asset at December 31, 1997 and 1996 is a capital loss carryforward of $402,000 which is fully reserved (Note 15). During 1996 the beginning of year valuation allowance of $857,000 was reversed. On June 27, 1996 when the Company went from a non-taxable entity to a taxable entity a valuation allowance of $1,207,000 was

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES
   (CONTINUED)                   recorded against the resulting deferred tax
                                 asset of $1,207,000 as management felt it was more likely than not the asset was not realizable at that time. In the fourth quarter of 1996, this valuation allowance of $1,207,000 was reversed because of new contracts entered into with the Purchaser in October 1996 and the Second Purchaser in December 1996 (Note 3). As a result of these contracts management expects sufficient revenue will be generated in the future to use these future temporary deductible differences, therefore management believes it is more likely than not that the deferred tax asset will be realized.

                                 At December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $48,061,000 that are available to offset future federal taxable income. These federal net operating losses expire in the years 2010 through 2012. Net operating loss carryforwards for California franchise tax purposes are approximately $21,272,000. These California carryforwards expire in the years 2001 and 2002. Should there occur a 50% ownership change of the Company as defined under Section 382 of the Internal Revenue Code of 1986, the Company's ability to use the net operating losses would be restricted to a prescribed annual amount.

                                 The following summarizes the difference between the 1997, 1996 and 1995 provision for income taxes (benefit) from continuing operations and the federal statutory tax rate:

                                                                                   1997       1996       1995
                                   --------------------------------------------------------------------------------
                                   Federal statutory tax rate                        35  %      34 %      (34 )%
                                   Utilization of net operating loss                 --         --         34
                                   Reversal of valuation allowance                   --        (19 )      (32 )
                                   Loss of benefit of former partnership
                                       losses                                        --         11         --
                                   State taxes net of federal benefit                 7.0       --         --
                                   --------------------------------------------------------------------------------
                                   Effective tax rate (benefit)                      42  %      26 %      (32 )%
                                   ================================================================================

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    RELATED PARTIES           The Partnership had various related party
        AND AFFILIATES           transactions with the following entities:

                                 -    PRESIDENTIAL MANAGEMENT COMPANY - Prior
                                      to the restructuring (Note 1) the former general partner received specified fees for serviced performed and reimbursements of certain expenses. Under the Partnership Agreement, the general partner received a base fee of up to 35% of the loan origination fees paid by borrowers to the Partnership or Pacific Thrift. The base fee was 35% of loan origination fees for the Company in 1995. The general partner also received a loan servicing fee of 3/8 of 1% per annum on loans with terms over three years.

                                 Amounts charged by the former general partner for services performed and overhead-related expenses for the years ended December 31, 1996 and 1995 were as follows:


                                       Years ended December 31,              1996           1995
                                       ------------------------------------------------------------
                                       Base fee                      $    834,000   $    767,000
                                       Loan servicing fee                 125,000        245,000
                                       ------------------------------------------------------------
                                       Total fees                    $    959,000   $  1,012,000
                                       ============================================================
                                       Salaries and overhead
                                           reimbursements            $    100,000   $     82,000
                                       ============================================================

                                    - In connection with an amendment to the
                                      loan agreement with a bank lender, in 1992 the general partner loaned the Partnership $600,000 in subordinated debt, with interest at the prime rate and only repayable upon consent by the lender or at such time as the Partnership repaid all of its outstanding indebtedness to the lender. The general partner was repaid in 1996.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    RELATED PARTIES         - PRESIDENTIAL MANAGEMENT COMPANY (Continued)
       AND AFFILIATES
       (CONTINUED)                  During 1995, Pacific Thrift paid and
                                    allocated certain salaries and overhead for the Partnership, the Corporation, PAMC, CRC,
                                    LPPC and the general partner totaling
                                    $386,000, $251,000, $8,000 and $597,000, and
                                    was reimbursed on a monthly basis.

                                    During 1996, Pacific Thrift paid and
                                    allocated certain salaries and overhead for the Partnership, Corporation, PAL, CRC, LPPC and the general partner totaling $159,000, $753,000, $212,000, $6,000 and $174,000 and
                                    was reimbursed on a monthly basis.

                                  - OTHER - Prior to the Restructuring, a
                                    managing officer of the Partnership and
                                    stockholder provided legal services in
                                    connection with the loan accounts of the Partnership and Pacific Thrift, for which he received $100 from the fees paid by each borrower for legal services related to each loan origination. Total fees of $212,000 and $175,000 were paid by the Partnership to the managing officer for the years ended December 31, 1996 and 1995.

                                    A partner with a law firm that provides
                                    legal services to the Company is a
                                    stockholder of the Company and formerly a partner of the Partnership. Total fees for the services provided to the Company by the law firm were approximately $785,000, $424,000, and $689,000 for the years ended December 31, 1997, 1996 and 1995.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    RELATED PARTIES            - OTHER (Continued)
       AND AFFILIATES
       (CONTINUED)                  Former officers of the Company had loans
                                    payable to the Company, secured by real
                                    estate, totaling approximately $74,000 as of December 31, 1996. These loans are included in loans receivable.

                                    Thrift certificates purchased by members of management totaled approximately and $34,000 and $174,000 at December 31, 1997 and 1996,
                                    on terms slightly more favorable than the terms for unrelated parties. Interest expense on these certificates totaled approximately $2,000 and $8,000 for the years ended December 31, 1997 and 1996.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.     COMMITMENTS                 In January and February 1993, the
        AND                         Partnership and Pacific Thrift foreclosed on
        CONTINGENCIES               two loans secured by real estate that
                                    contained toxic substances. The real estate was used by the former owners for metal-plating purposes. Remediation was completed on one property in 1995 and on the second property in 1996. Both properties were sold in 1996 for cash and without recourse.

                                    The Company conducts its operations from leased facilities. Rental expenses of approximately $1,724,000, $1,129,000 and
                                    $905,000 for the years ended December 31, 1997, 1996 and 1995 have been charged to general and administrative expenses in the consolidated statements of operations. At December 31, 1997, the approximate minimum rental commitments under all noncancelable operating leases (which are subject to annual escalations based on the consumer price index) are as follows:


                                       Year                                           Amount
                                   ------------------------------------------------------------
                                       1998                                    $   1,752,000
                                       1999                                        1,252,000
                                       2000                                        1,117,000
                                       2001                                          789,000
                                       Thereafter                                  1,108,000
                                   ------------------------------------------------------------

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               $   6,018,000
                                   ============================================================

                                    At December 31, 1997 and 1996, the Company was servicing Title I loans for others totaling approximately $6,352,000, and $8,743,000. In addition, the Company had filed claims with the Federal Housing Administration that depleted the insurance on these loans during 1994.

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

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.       COMMITMENTS               The agreements provide for initial terms
          AND                       ranging from one to three years and all
          CONTINGENCIES             extend automatically for additional one year
          (CONTINUED)               terms thereafter unless either party gives
                                    at least six months written notice of their intentions not to renew. The agreements provide for annual salaries adjusted annually to the cost of living index. The agreements also provide for two of the officers to receive annual bonuses based on a calculation of net pre-tax profits subject to a minimum return on equity.

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

                                    FORECLOSURE SERVICES ACTIONS

                                    On June 6, 1995, CRC and LPPC were served with a complaint by Consumer Action and two consumers suing both individually and on behalf of the general public in an unfair business practices action filed in the Superior Court of Contra Costa County, California. The complaint named CRC and LPPC, along with thirteen other foreclosure service and foreclosure publishing companies, and alleges that all named defendants charge fees in excess of the statutorily permitted amount for publication of notices of trustee sales. The complaint sought restitution of all excess charges, an injunction against the charging of excessive fees in the future and attorneys fees. In January 1996, LPPC and two other posting and publishing companies were dismissed from the action without prejudice.

                                    CRC and LPPC, along with all other
                                    defendants in the action brought by Consumer
                                    Action and two consumers alleging excessive trustee publication fees, entered into a global settlement with the plaintiffs in this action, and the action was dismissed on July 28, 1997. The settlement amount paid by the Company on behalf of CRC under the terms of the settlement agreement was immaterial to the Company as a whole.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.    COMMITMENTS                  FORECLOSURE SERVICES ACTIONS (Continued)
       AND
       CONTINGENCIES                In 1996, CRC was served with a complaint by
       (CONTINUED)                  seven individuals suing both individually
                                    and on behalf of the general public in a purported class action filed on the Superior
                                    Court of Los Angeles, California. The
                                    complaint named over 50 defendants,
                                    including numerous title insurance companies and trust deed companies, generally alleging that the title insurance companies did not make certain refunds of certain trustee sale guarantee fees ("TSGs") which they were required to make under the terms of a settlement of a previous case (in which CRC was not named), and that the trust deed services companies failed to purchase less costly alternative products, to request and remit refunds in the cost of TSGs or to advise the members of the class of their right to a refund from the title insurance companies. In 1997, a global settlement of the action was reached, pursuant to which the Company paid a nominal amount to the plaintiffs on behalf of CRC.

                                    The Company and Pacific Thrift and
                                    PacificAmerica Money Centers are involved in certain lawsuits and there are claims pending against these entities which management considers incidental to normal operations. The legal responsibility and financial impact with respect to such litigation and claims cannot presently be determined. However, management considers that any ultimate liability which would likely arise from these lawsuits and claims would not materially affect the financial position, results of operations or cash flows of the Company.

                                    SALES OF LOANS AND SERVICING RIGHTS

                                    In the ordinary course of business, the
                                    Company is exposed to liability from
                                    industry standard representations and
                                    warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights. Under certain circumstances, the Company is required to repurchase mortgage loans if there has been a breach of a representation or warranty. For loans which have been securitized, the Company includes an estimate of defaults in its assumptions to determine fair value. On a periodic basis, the Company reviews its assumptions in light of historical experience and economic trends to evaluate their reasonableness in measuring the fair value of recorded assets.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.    COMMITMENTS               LOAN SERVICING
       AND
       CONTINGENCIES             As of December 31, 1997 the Company's servicing
       (CONTINUED)               portfolio (inclusive of securitized loans
                                 where the Company has ongoing risk of loss but has no remaining servicing rights or obligations) was $744 million. All of the Company's loan servicing has either been outsourced or subcontracted to Advanta.

12.    RETIREMENT                The Company implemented a retirement savings
       PLANS 1994.               plan (defined contribution plan) in All full-
                                 time employees who have completed six months of service and reached age 21 are eligible to participate in the plan. Contributions are made from employee-elected salary deferrals. The
                                 Company matches the first 6% of employee contributions to the plan at the rate of $.50 on the dollar. During the years ended 1997, 1996 and December 31, 1995, the Company's contributions to the plan totaled $231,000, $241,000 and $266,000.

                                 The PacificAmerica Money Center, Inc.
                                 Supplemental Executive Retirement Plan,
                                 effective from June 27, 1996 forward, is an unfunded plan to provide benefits to certain long-term executives officers of the Company. The yearly benefit that a participant will receive at normal retirement (as defined) is based on a formula which takes into account his highest average annual compensation for three consecutive years multiplied by the actual number of years of service (as defined), not to exceed 30 years. Benefits are reduced by participants' estimated social security and 401(k) benefits.

                                 Net period pension cost for 1997 includes the following components:

                                                                      1997           1996
                                   -------------------------------------------------------------
                                   Service cost                 $    216,000        $26,000
                                   Interest cost                     218,000         42,000
                                   Prior service cost                226,000         32,000
                                   -------------------------------------------------------------
                                                                $    660,000       $100,000
                                   =============================================================

                                 The net pension liability at December 31, 1997 and 1996 was $760,000 and $100,000.

                                 Actuarial assumptions are a weighted average discount rate of 7% and a salary progression rate of 3%.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.     STOCKHOLDERS'            The changes in general and limited partnership
        EQUITY/PARTNERS'         interests for 1995 are as follows:
        CAPITAL, STOCK
        OPTIONS AND
        WARRANTS

                                                                          General        Limited
                                                                        Partnership    Partnership
                                                                          Interest      Interests       Total
                                    ----------------------------------------------------------------------------
                                    Capital (deficit) - January 1,
                                        1995                           $  (72,000)    $ 10,497,000   $ 10,425,000
                                    Net loss - 1995                                                    (1,698,000)
                                    ------------------------------------------------------------------------------

                                    Capital (deficit) - December
                                        31, 1995                       $  (84,000)     $ 8,811,000   $  8,727,000
                                    ==============================================================================

                                  The Company has a 1995 Stock Option Plan and a 1995 Stock Purchase Plan pursuant to which options to purchase shares of the Company's common stock may be granted to employees. The plans provide that the option price shall not be less than the fair market value of the shares on the date of grant. Under the 1995 Stock Option Plan, the maximum number of shares of Common Stock in respect of which Options may be granted under the Plan (the "Plan Maximum") is 500,000 with an increase of two percent (2%) of the total issued and outstanding shares of the Common Stock on the first day of each subsequent calendar year, up to a maximum 660,000 shares, commencing January 1, 1997. Under the 1995 Stock Purchase Plan a total of 100,000 options may be issued. Options vest ratably over four or five year periods as provided for in each employee's option agreement. At December 31, 1997, there were 472,382 shares reserved for options to be granted under the plans. The following summarizes stock option transactions:

                                                                                                        Weighted
                                                                                                         Average
                                                                                                          Price
                                                                                         Shares         Per Share
                                   -------------------------------------------------------------------------------
                                   Outstanding at June 27, 1996                             --             --
                                       Granted                                           480,000          $5.51
                                       Exercised                                            --             --
                                       Cancelled                                         (13,200 )         5.42
                                   -------------------------------------------------------------------------------
                                   Outstanding at December 31, 1996                      466,800           5.52
                                   ===============================================================================
                                       Granted                                           119,300          17.55
                                       Exercised                                         187,838           5.18
                                       Cancelled                                         125,880           8.27
                                   -------------------------------------------------------------------------------
                                   Outstanding at December 31, 1997                      472,382          $8.45
                                   ===============================================================================




                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    STOCKHOLDERS'              At December 31, 1996 the Corporation
       EQUITY/PARTNERS'           had 1,106,754 general partner warrants
       CAPITAL, STOCK             outstanding each exercisable for one share of
       OPTIONS AND                common stock at any time until December 27,
       WARRANTS                   1997 at an exercise price of $7.50 per share.
       (CONTINUED)                During the years ended December 31, 1997 and
                                  1996, 1,105,078 and 19,912 general partner
                                  warrants were exercised. As of December 31, 1997, all unexercised general partner warrants were cancelled.

                                  At December 31, 1997 and 1996 the Corporation had 52,052 and 127,788 subscriber warrants outstanding each exercisable for one share of common stock at any time until June 27, 1998 at an exercise price of $6.25 per share. During the years ended December 31, 1997 and 1996, 75,730 and 2,004 subscriber warrants were exercised.

                                  Information relating to stock options is summarized by exercise price as follows (thousands of shares):

                                                                 December 31, 1997
                                   ------------------------------------------------------------------------------------
                                                                Outstanding                         Exercisable
                                                     -----------------------------------  -----------------------------
                                   Exercise Price                  Weighted Average               Weighted Average
                                                              --------------------------  -----------------------------
                                      Per Share            Shares   Life (Year) Exercise Price   Shares  Exercise Price
                                   ------------------------------------------------------------------------------------
                                     $5.00 to $5.00       313,882      8.30          $5.00       60,572       $5.00
                                    $6.25 to $14.25        55,150      8.56          $9.98        6,075        8.33
                                   $14.50 to $15.00        50,850      8.49         $14.73        3,216       14.95
                                   $15.50 to $23.75        50,100      8.95         $21.14          --          --
                                   $24.50 to $25.75         1,200      9.73         $25.31          --          --
                                   $26.00 to $26.00           100      9.62         $26.00          --          --
                                   $26.50 to $26.50           300      9.77         $26.50          --          --
                                   $26.75 to $26.75           100      9.84         $26.75          --          --
                                   $27.00 to $27.00           200      9.79         $27.00          --          --
                                   $28.75 to $28.75           500      9.81         $28.75                      --
                                   ------------------------------------------------------------------------------------
                                    $5.00 to $28.75       472,382      8.43          $8.45       69,863       $5.75
                                   ====================================================================================

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    STOCKHOLDERS'              All stock options issued to employees have an
       EQUITY/PARTNERS'           exercise price not less than the fair market
       CAPITAL, STOCK             value of the Company's common stock on the
       OPTIONS AND                date of grant, and in accordance with
       WARRANTS                   accounting for such options utilizing the
       (CONTINUED)                intrinsic value method there is no related
                                  compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share for the year ended December 31, 1997 and 1996 would have been reduced to the pro forma amounts presented below:

                                                                                             1997          1996
                                   -------------------------------------------------------------------------------
                                   Net Income
                                       As reported                                  $  17,095,000  $  4,162,000
                                       Pro forma                                       16,794,000     4,062,000

                                   Earnings per share
                                       As reported
                                            Basic                                        $   4.10       $  1.21
                                            Diluted                                          3.48          1.01

                                       Pro forma
                                            Primary                                          4.10          1.17
                                            Fully diluted                                    3.42           .97

                                  The fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997 and 1996: expected life of options of 5 years for both years, expected volatility of 50% and 25%, risk-free interest rates of 5.74% and 6.2%, and a 0% dividend yield for both years. The weighted average fair value at date of grant for options granted during 1997 and 1996 approximated $9.56 and $3.70 per option.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    QUARTERLY                  The unaudited quarterly results of operations
       RESULTS OF                 for 1997 and 1996 are as follows
       OPERATIONS                 (in $000's):
       (UNAUDITED)

                                                                                    Quarter Ended
                                                                      ------------------------------------------
                                                                        Mar.       June       Sept.       Dec.
                                                                        31,         30,        30,         31
                                                                       1997        1997       1997        1997
                                   -------------------------------------------------------------------------------
                                   Interest income                    $ 2,742    $ 2,761     $ 3,241   $  2,986
                                   Interest expense                     1,073      1,100       2,000      2,367
                                   -------------------------------------------------------------------------------
                                   Net interest income                  1,669      1,661       1,241        619
                                   Provision for loan losses              309        738         225      1,815
                                   Other income                        13,425     18,308      22,605     27,717*
                                   Other expense                        9,561     12,331      14,093     18,610
                                   Income tax benefit (expense)        (2,195)    (2,897)     (4,002)    (3,374)
                                   -------------------------------------------------------------------------------
                                   Net income                         $ 3,029    $ 4,003     $ 5,526      4,537
                                   ===============================================================================
                                   Net income per share:
                                       Basic                          $   .80    $  1.06     $  1.36   $    .96
                                       Diluted                            .64        .86        1.10        .86

                                                                                    Quarter Ended
                                                                      --------------------------------------------
                                                                        Mar.       June       Sept.       Dec.
                                                                        31,         30,        30,         31
                                                                       1996        1996       1996        1996
                                   -------------------------------------------------------------------------------
                                   Interest income                    $ 2,408    $ 2,512     $ 2,788   $  3,794
                                   Interest expense                     1,227      1,190       1,189      1,360
                                   --------------------------------------------------------------------------------
                                   Net interest income                  1,181      1,322       1,599      2,434
                                   Provision for loan losses              725       (469)         11        884
                                   Other income                         4,813      6,177       7,068     11,936
                                   Other expense                        4,879      7,292       7,383      9,354
                                   Income tax benefit (expense)          (348       (727)       (578)        (5)**
                                   -------------------------------------------------------------------------------
                                   Income (loss) from continuing           42        (51)        695      4,127
                                   operations
                                   Income (loss) from discontinued        237         62         103        (15)
                                   operations
                                   Loss on disposal of                      -          -           -     (1,038)
                                   discontinued operations
                                   -------------------------------------------------------------------------------
                                   Net income                         $   279    $    11     $   798   $  3,074
                                   ===============================================================================
                                   Net income per share:
                                       Basic                          $   .30    $   .33     $   .23   $    .37
                                       Diluted                            .30        .31         .18        .29

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    QUARTERLY                 *     In the quarter ended December 31, 1997 as
       RESULTS OF                      a result of a change in estimate the
       OPERATIONS                      interest-only strip receivable was
       (UNAUDITED)                     adjusted. The Company also completed its
       (CONTINUED)                     first direct securitization offering in
                                       the fourth quarter.

                                 **    In the quarter ended December 31, 1996
                                       as a result of continued improved
                                       earnings, especially in this quarter, a
                                       valuation allowance was reversed as
                                       management believed it was more likely
                                       than not that the related deferred tax
                                       asset will be realized in the near
                                       future.

15.    DISCONTINUED               Effective December 31, 1996 the Company's
       OPERATIONS                 trustee and foreclosure services were
                                  discontinued when the assets and liabilities of CRC and LPPC and all of the stock of CRCWA were sold. Accordingly, the operations have been reclassified to present the trustee and foreclosure services as discontinued operations in the Statement of Operations. The
                                  Company recorded a fourth quarter 1996 pre-tax and after-tax charge of $1,038,000 for disposition of this segment which comprises a $926,000 loss on the measurement date plus a loss from discontinued operations from the measurement date until the disposal date. The tax benefit of approximately $402,000 from the loss on disposition was fully reserved for as such loss is capital in nature and the Company is unable to quantify the portion of such capital loss benefit which may be ultimately realizable.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    DISCONTINUED               Net assets disposed of were $2,674,000 against
       OPERATIONS                 proceeds of $1,748,000 resulting  in a loss
       (CONTINUED)                of approximately $926,000. The $1,748,000 is
                                  included in accounts receivable at December
                                  31, 1996 and $450,000 was received by early
                                  February 1997. The remaining $1,298,000
                                  represents a secured promissory note which bears interest at 7% per annum, payable
                                  $25,000 per month from April 1, 1997 through March 31, 1999 and thereafter at $9,328.93 per month (includes principal and interest) from April 1, 1999 through March 1, 2012. The outstanding balance at December 31, 1997 of $996,675 was fully repaid in February 1998.

                                  Prior to sale of these subsidiaries, the Company operated principally in two industries, real estate secured lending (including the origination and sale of loans) and trustee and foreclosure services. A summary of selected financial information by industry segment for 1995 is as follows:


                                   Years ended December 31,                                                1995
                                   -------------------------------------------------------------------------------
                                   Revenues
                                       Interest and other income from real estate secured
                                            lending                                               $  19,016,000
                                   Fees from trustee                                                  3,826,000
                                   -------------------------------------------------------------------------------
                                   Total revenues                                                 $  22,842,000
                                   ===============================================================================
                                   Operating profit (loss)
                                       Real estate secured lending                                $  (3,148,000)
                                       Trustee and foreclosure services                                 747,000
                                       General expenses                                                (519,000)
                                   -------------------------------------------------------------------------------
                                   Loss before income taxes                                       $  (2,920,000)
                                   ===============================================================================
                                   December 31,                                                            1995
                                   -------------------------------------------------------------------------------
                                   Identifiable assets
                                       Real estate secured lending                                $  76,896,000
                                       Trustee and foreclosure services                               5,532,000
                                       General assets                                                   129,000
                                   -------------------------------------------------------------------------------
                                   Total assets                                                   $  82,557,000
                                   ===============================================================================

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    REGULATORY MATTERS AND     MEMORANDUM OF UNDERSTANDING WITH THE FEDERAL
       CAPITAL                    DEPOSIT INSURANCE CORPORATION AND CALIFORNIA
       ADEQUACY AND               DEPARTMENT OF CORPORATIONS
       SUBSEQUENT EVENT
                                  On April 1, 1996, the Company entered into a
                                  Memorandum of Understanding (MOU) with the FDIC and DOC. The MOU contained provisions requiring various operating restrictions and requirements.

                                  On March 9, 1998, the 1996 MOU was replaced with a new MOU between the Company and the FDIC. This informal agreement provides that the Company shall: (i) on the effective date of the MOU have, and thereafter maintain, Tier 1 capital equal to 8.0% of its total assets;
                                  (ii) by June 7, 1998, have, and thereafter maintain, risk-based capital equal to 10.0% of its total assets; (iii) maintain a fully funded loan loss reserve; (iv) by March 19, 1998, eliminate assets classified "loss" as of June 30, 1997, and by September 5, 1998, reduce assets classified "substandard" as of June 30, 1997 to not more than $4 million; (v) by June 7, 1998, reduce and thereafter maintain the amount of interest-only strip receivables, net of tax liabilities, to no more than 100% of total capital; (vi) by June 7, 1998, obtain an independent valuation of interest-only strip receivables, and thereafter obtain an annual independent valuation of such receivables until they represent 50% or less of Tier 1 capital; (vii) by June 7, 1998, and thereafter quarterly, perform valuations and cash flow analyses on the interest-only strip receivables; (viii) by May 8, 1998, eliminate and/or correct certain transactions between the Company and its parent and develop, adopt and implement a written policy governing the relationship between the Company and its parent; (ix) by June 7, 1998, revise, adopt and implement a written asset/liability management policy to include risk tolerance levels for income and annual independent audits of the Company's interest rate risk process; (xi) pay no cash dividends without prior written FDIC approval;
                                  (xii) pay no executive or director bonuses without prior written FDIC approval; (xiii) by June 7, 1998, submit a strategic plan reflecting the restriction on interest-only strip receivables to a level consistent with prudent banking standards; and (xiv) by May 15, 1998, and thereafter at the end of each quarter, furnish written progress reports to the FDIC detailing actions taken to comply with the MOU.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    REGULATORY MATTERS AND     MEMORANDUM OF UNDERSTANDING WITH THE FEDERAL
       CAPITAL ADEQUACY           DEPOSIT INSURANCE CORPORATION AND CALIFORNIA
       AND                        DEPARTMENT OF CORPORATIONS (Continued)
       SUBSEQUENT EVENT
       (CONTINUED)                Management believes it has complied with (i),
                                  (iii), (iv), (v), and is in the process of complying with (vi). Management believes to the extent required that it will correct or eliminate any transactions as described in
                                  (viii). Management also believes that it will be able to fully comply with the MOU without any material adverse effect on its operations.

                                  CAPITAL ADEQUACY

                                  The Company is subject to various regulatory capital requirements administered by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly discretionary - actions by the FDIC that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                                  Quantitative measures established by
                                  regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Tier 1 capital (as defined in the regulations) to average assets (as defined), and Tier 1 capital (as defined) to risk-weighted assets (as defined) and total capital (as defined) to risk weighted assets (as defined). To be considered adequately capitalized as defined under the Prompt Corrective Action (PCA) provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, Pacific Thrift must maintain the minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    REGULATORY MATTERS AND     CAPITAL ADEQUACY (Continued)
       CAPITAL ADEQUACY AND
       SUBSEQUENT EVENT           The following table provides information on
       (CONTINUED)                regulatory capital as of December  31, 1997
                                  and 1996:

                                                                            (Dollar Amount in Thousands)
                                                                      ------------------------------------------
                                                                                          For Required Capital
                                                                           Actual           Adequacy Purposes
                                                                      ------------------  ----------------------
                                                                       Amount      Ratio       Amount       Ratio
                                   --------------------------------------------------------------------------------
                                   AS OF DECEMBER 31, 1997

                                   Total capital (to risk weighted
                                       assets)                        $ 21,697      8.1 %    $ 21,479       8.0 %
                                   Tier 1 capital (to risk
                                       weighted assets)               $ 18,925      7.1 %    $ 10,740       4.0 %
                                   Tier 1 capital (to average         $ 18,967     12.8 %    $  5,907       4.0 %
                                       assets)

                                   AS OF DECEMBER 31, 1996

                                   Total capital (to risk weighted
                                       assets)                        $  9,833     11.9 %    $  6,638       8.0 %
                                   Tier 1 capital (to risk
                                       weighted assets)               $  8,808     10.6 %    $  3,319       4.0 %
                                   Tier 1 capital (to average         $  8,808      8.7 %    $  4,061       4.0 %
                                       assets)
                                   --------------------------------------------------------------------------------

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    BUSINESS                   During 1997, the Company's loan origination
       CONCENTRATIONS             and purchase volume was concentrated in
                                  California, Washington, New York, New Jersey and Florida. Upon securitization, an estimate of credit loss is computed based on the estimated default rate.

                                  The Company currently contracts for the
                                  servicing of all loans it originates,
                                  purchases and holds for sale with Advanta.
                                  This arrangement allows the Company to
                                  increase the volume of loans it originates and purchases without incurring the overhead investment in servicing operations. As with any external service provider, the Company is subject to risks associated with inadequate or untimely services. The Company regularly reviews the delinquency of its servicing portfolio. Many of the Company's borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. A substantial increase in the Company's delinquency rate or foreclosure rate could adversely affect its ability to profitably access the capital markets for its financing needs, including future securitizations. Although the Company periodically reviews the cost associated with establishing servicing operations to service the loans it originates and purchases, it has no plans to establish and perform servicing operations at this time.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                                                      SCHEDULE I
                                     CONSOLIDATING SCHEDULE - FINANCIAL POSITION
                                                               DECEMBER 31, 1997

                                  Pacific-       Pacific         Pacific-   Pacific-
                                  America        Thrift          America    America            Reclassifying and
                                   Money         and Loan         Money    Securities,        Eliminating Entries
                                 Center, Inc.     Company     Centers, Inc.    Inc.              Dr            Cr     Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents        $  4,020,000   $ 61,137,000   $    933,000    $  --            $--      $      --   $ 66,090,000

Receivable                            140,000      1,305,000        164,000       --             --         77,000      1,532,000

Note receivable                     1,015,000             --             --       --             --             --      1,015,000

Accrued interest receivable                --      1,174,000        100,000       --             --             --      1,274,000

Loans receivable                      542,000     19,646,000        441,000       --             --             --     20,629,000

Loans held for sale                        --     35,280,000             --       --             --             --     35,280,000

Receivable from related party         198,000      1,885,000          7,000    1,000             --      2,091,000             --

Interest-only strip receivable     60,364,000     33,292,000        768,000       --             --             --     94,424,000

Other real estate                          --      1,718,000        310,000       --             --             --      2,028,000

Property and equipment                 50,000      3,543,000          3,000       --             --             --      3,596,000

Deferred income taxes, net                 --             --             --

Refundable income taxes                    --        222,000             --       --             --             --        222,000

Other assets                          481,000      1,233,000         62,000       --             --             --      1,776,000

Investments in subsidiaries        21,378,000             --             --       --             --     21,378,000             --
---------------------------------------------------------------------------------------------------------------------------------
                                 $ 88,188,000   $160,435,000   $  2,788,000   $1,000            $--   $ 23,546,000   $227,866,000
=================================================================================================================================



See independent auditors' report and notes to consolidated financial statements.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                                                      SCHEDULE I
                                     CONSOLIDATING SCHEDULE - FINANCIAL POSITION
                                                               DECEMBER 31, 1997

                                  Pacific-       Pacific         Pacific-   Pacific-
                                  America        Thrift          America    America            Reclassifying and
                                   Money         and Loan         Money    Securities,        Eliminating Entries
                                Center, Inc.     Company     Centers, Inc.    Inc.              Dr            Cr     Consolidated
---------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders'
Equity

Thrift certificates payable
   Fully-paid certificates         $      --   $113,731,000        $    --        $-             $-             $-   $113,731,000
   Installment certificates               --     18,793,000             --        --             --             --     18,793,000

                                          --    132,524,000             --        --             --             --    132,524,000

Accounts payable and accrued
expenses                           3,309,000      2,237,000        575,000        --             --             --      6,121,000

Accrued interest payable                  --        370,000             --        --             --             --        370,000

Payable to related party           1,728,000             --        440,000        --      2,168,000             --             --

Notes payable                     28,318,000             --             --        --             --             --     28,318,000

Deferred income taxes              6,447,000      6,379,000       (679,000        --             --             --     12,147,000
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                 39,802,000    141,510,000        336,000        --      2,168,000             --    179,480,000
---------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies

Stockholders' equity:
   Common stock                       50,000      3,000,000      2,920,000     1,000      5,921,000             --         50,000
   Additional paid-in capital     27,079,000     10,104,000             --        --     10,104,000             --     27,078,000
   Accumulated earnings           21,257,000      5,821,000       (468,000        --     10,551,000      5,198,000     21,257,000
---------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity        43,386,000     18,925,000      2,452,000     1,000     26,576,000      5,198,000     48,386,000
---------------------------------------------------------------------------------------------------------------------------------
                                $ 88,188,000   $160,435,000   $  2,788,000    $1,000   $ 28,744,000   $  5,198,000   $227,866,000
=================================================================================================================================

See independent auditors' report and notes to consolidated financial statements.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                                                     SCHEDULE II
                                             CONSOLIDATING SCHEDULE - OPERATIONS
                                                               DECEMBER 31, 1997

                                          Pacific-       Pacific       Pacific-   Pacific-
                                          America        Thrift        America   America       Reclassifying and
                                           Money         and Loan      Money    Securities,   Eliminating Entries
                                       Center, Inc.      Company   Centers, Inc.    Inc.      Dr            Cr     Consolidated
---------------------------------------------------------------------------------------------------------------------------------

Interest income
   Loans receivable                   $    800,000    $ 10,165,000   $    368,000    $   --   $         --   $   --   $ 11,333,000
   Deposits with financial position             --         397,000             --        --             --       --        397,000
----------------------------------------------------------------------------------------------------------------------------------
Total interest income                      800,000      10,562,000        368,000        --             --       --     11,730,000
----------------------------------------------------------------------------------------------------------------------------------
Interest expense
   Thrift certificates greater
     than $100,000                              --          50,000             --        --             --       --         50,000
   Other thrift certificates                    --       5,457,000             --        --             --       --      5,457,000
   Notes payable                         1,023,000              --         10,000        --             --       --      1,033,000
----------------------------------------------------------------------------------------------------------------------------------
Total interest expense                   1,023,000       5,507,000         10,000        --             --       --      6,540,000
----------------------------------------------------------------------------------------------------------------------------------
Net interest expense                      (223,000)      5,055,000        358,000        --             --       --      5,190,000

Provision for loan losses                   41,000       3,429,000       (383,000)       --             --       --      3,087,000
----------------------------------------------------------------------------------------------------------------------------------
Net interest income (loss) after
   provision for loan losses              (264,000)      1,626,000        741,000        --             --       --      2,103,000
----------------------------------------------------------------------------------------------------------------------------------
Noninterest income
   Other income                              7,000         263,000         75,000        --             --       --        345,000
   Gain on sale of loans                26,958,000      53,984,000        768,000        --             --       --     81,710,000
   Loan servicing fees                          --         145,000             --        --        145,000       --             --
   Equity in income of subsidiaries     11,820,000              --             --        --     11,820,000       --             --
----------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                38,785,000      54,392,000        843,000        --     11,965,000       --     82,055,000
==================================================================================================================================

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                                                     SCHEDULE II
                                             CONSOLIDATING SCHEDULE - OPERATIONS
                                                               DECEMBER 31, 1997


                                      Pacific-     Pacific          Pacific-   Pacific-
                                      America      Thrift           America    America         Reclassifying and
                                      Money        and Loan          Money     Securities,     Eliminating Entries
                                    Center Inc.     Company      Centers, Inc.      Inc.             Dr           Cr   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest expense
   Salaries and employee benefits    4,022,000      24,303,000       1,132,000      --             --             --     29,457,000
   General and administrative        4,911,000      18,952,000         421,000      --             --        145,000     24,139,000
     expenses
   Operations of other real estate          --         303,000         141,000      --             --             --        444,000
   Depreciation and amortization        25,000         530,000              --      --             --             --        555,000
-----------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense            8,958,000      44,088,000       1,694,000      --             --        145,000     54,595,000
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes   29,563,000      11,930,000        (110,000)     --     11,965,000        145,000     29,563,000

Income taxes (benefit)              12,468,000       5,053,000         (46,000)     --         46,000      5,053,000     12,468,000
-----------------------------------------------------------------------------------------------------------------------------------
Net income                        $ 17,095,000    $  6,877,000    $    (64,000)   $ --   $ 12,011,000   $  5,198,000   $ 17,095,000

==================================================================================================================================


See independent auditors' report and notes to consolidated financial statements.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                                                   SCHEDULE III
                                     CONSOLIDATING SCHEDULE - FINANCIAL POSITION
                                                               DECEMBER 31, 1996


                                   Pacific-       Pacific                      Lenders      Consolidated    Pacific-
                                    America       Thrift       Consolidated   Posting and   Reconveyance    America
                                     Money       and Loan      Reconveyance   Publishing    Corporation,      Money
                                 Center, Inc.    Company        Company       Company          WA         Centers, Inc.
-----------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents           $650,000    $7,947,000        $      -       $     -       $      -       $43,000

Receivables                           40,000       482,000               -             -              -        81,000

Receivable for mortgage loan
shipped                           24,310,000             -               -             -              -             -

Notes receivable                   1,746,000             -               -             -              -             -

Accrued interest receivable                -       933,000               -             -              -       211,000

Loans receivable                     555,000    31,750,000               -             -              -     1,210,000

Loans held for sale                        -    15,687,000               -             -              -     2,461,000

Receivable from related party      1,296,000    24,887,000               -             -              -             -

Premium receivable for loans sold          -     1,195,000               -             -              -             -

Interest-only strips receivable     3,982,000     7,716,000               -             -              -             -

Other real estate                          -     1,839,000               -             -              -     2,446,000

Property and equipment                39,000     2,321,000               -             -              -             -

Deferred income taxes, net         1,014,000                             -             -              -       633,000

Refundable income taxes                    -       730,000               -             -              -             -

Other assets                         581,000       922,000               -             -              -        62,000

Investment in subsidiaries         16,564,000            -               -             -              -             -
-----------------------------------------------------------------------------------------------------------------------
                                  $50,777,000  $96,409,000        $      -       $     -       $      -    $7,147,000
=======================================================================================================================

                                       Reclassifying and
                                       Eliminating Entries
                                        Dr            Cr         Consolidated
----------------------------------------------------------------------------
Assets

Cash and cash equivalents               $    -        $    -     $8,640,000

Receivables                                  -             -        603,000

Receivable for mortgage loan
shipped                                      -             -     24,310,000

Notes receivable                             -             -      1,746,000

Accrued interest receivable                  -             -      1,144,000

Loans receivable                             -             -     33,515,000

Loans held for sale                          -             -     18,148,000

Receivable from related party                -     26,183,000             -

Premium receivable for loan
sales                                        -             -      1,195,000

Interest-only strip receivable               -             -     11,698,000

Other real estate                            -             -      4,285,000

Property and equipment                       -             -      2,360,000

Deferred income taxes                        -      1,351,000       296,000

Refundable income taxes                      -             -        730,000

Other assets                                 -             -      1,565,000



Investment in subsidiaries                   -     16,564,000             -
----------------------------------------------------------------------------
                                        $    -    $44,098,000   $110,235,000
============================================================================


See independent auditors' report and notes to consolidated financial statements.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                                                    SCHEDULE III
                                     CONSOLIDATING SCHEDULE - FINANCIAL POSITION
                                                               DECEMBER 31, 1996

                                     Pacific-     Pacific                      Lenders      Consolidated    Pacific-
                                     America      Thrift       Consolidated   Posting and   Reconveyance    America
                                      Money      and Loan      Reconveyance   Publishing    Corporation,     Money
                                    Center,Inc.  Company        Company       Company          WA         Centers, Inc.
------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Thrift certificates payable
   Fully-paid certificates         $        - $ 56,343,000   $           -  $          -  $           -   $         -
   Installment certificates                 -   24,659,000               -             -              -             -
---------------------------------------------------------------------------------------------------------------------
Total thrift certificates payable           -   81,002,000               -             -              -             -

Accounts payable and accrued
expenses                             1,276,000     934,000               -             -              -        31,000

Accrued interest payable                    -      185,000               -             -              -             -

Payable to related party            24,990,000           -               -             -              -     1,187,000

Mortgage notes payable                      -      189,000               -             -              -     1,368,000

Notes payable                        2,545,000           -               -             -              -       745,000

Deferred income taxes, net                  -    1,351,000               -             -              -             -
---------------------------------------------------------------------------------------------------------------------

Total liabilities                   28,811,000  83,661,000               -             -              -     3,331,000
=====================================================================================================================

Commitments and contingencies

Stockholders' equity
   Common stock                         19,000   3,000,000               -             -              -     2,920,000
   Additional paid-in capital       17,400,000   8,304,000               -             -              -             -
   General Partner Warrants            385,000           -               -             -              -             -
   Retained earnings                 4,162,000   1,444,000               -             -              -       896,000
---------------------------------------------------------------------------------------------------------------------

Total stockholders' equity          21,966,000  12,748,000              -             -              -      3,816,000
---------------------------------------------------------------------------------------------------------------------

                                  $ 50,777,000 $96,409,000  $           -  $          -  $           -    $ 7,147,000
=====================================================================================================================


                                         Reclassifying and
                                         Eliminating Entries
                                          Dr            Cr        Consolidated

------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Thrift certificates payable
   Fully-paid certificates           $         -   $         -   $ 56,343,000
   Installment certificates                    -             -     24,659,000
-----------------------------------------------------------------------------

Total thrift certificates payable              -             -     81,002,000

Accounts payable and accrued
expenses                                   6,000             -      2,235,000

Accrued interest payable                       -             -        185,000

Payable to related party              26,177,000            -              -

Mortgage notes payable                         -             -      1,557,000

Notes payable                                  -             -      3,290,000

Deferred income taxes, net             1,351,000             -              -
-----------------------------------------------------------------------------

Total liabilities                     27,534,000            -      88,269,000
-----------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity
   Common stock                        5,920,000             -         19,000
   Additional paid-in capital          8,304,000             -     17,400,000
   General Partner Warrants                    -             -        385,000
   Retained earnings                   2,340,000             -      4,162,000
-----------------------------------------------------------------------------

Total stockholders' equity            16,564,000            -      21,966,000
-----------------------------------------------------------------------------

                                    $ 44,098,000  $         -   $ 110,235,000
==============================================================================


See independent auditors' report and notes to consolidated financial statements.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                                                     SCHEDULE IV
                                             CONSOLIDATING SCHEDULE - OPERATIONS
                                                    YEAR ENDED DECEMBER 31, 1996

                                      Pacific-     Pacific                     Lenders      Consolidated    Pacific-
                                       America      Thrift     Consolidated  Posting and   Reconveyance     America
                                        Money      and Loan    Reconveyance   Publishing    Corporation,     Money
                                    Center, Inc.    Company       Company      Company         WA          Centers, Inc.
-----------------------------------------------------------------------------------------------------------------------
Interest income
   Loans receivable
   Deposits with financial          $   614,000 $ 10,256,000 $           -  $          -  $           -   $   304,000
   institutions                           4,000      324,000             -             -              -             -
-----------------------------------------------------------------------------------------------------------------------
Total interest income                   618,000   10,580,000             -             -              -       304,000
-----------------------------------------------------------------------------------------------------------------------
Interest expense
   Thrift certificates greater
   than $100,000                              -       23,000             -             -              -             -
   Other thrift certificates                  -    4,391,000             -             -              -             -
   Notes payable                        418,000          -               -             -              -       134,433
-----------------------------------------------------------------------------------------------------------------------
Total interest expense                  418,000    4,414,000             -             -              -       134,000
-----------------------------------------------------------------------------------------------------------------------
Net interest income                     200,000    6,166,000             -             -              -       170,000

Provision for loan losses               150,000    1,277,000             -             -              -      (276,000)
-----------------------------------------------------------------------------------------------------------------------
Net interest income (loss) after
   provision for loan losses             50,000    4,889,000             -             -              -       446,000

Noninterest income
   Trust and reconveyance fees                -           -      2,844,000             -         11,000             -
   Other income                          63,000      614,000             -       410,000              -       100,000
   Gain on sale of loan                 925,000   28,292,000             -             -              -             -
   Loan servicing fees                        -      199,000             -             -              -             -
   Equity in income of subsidiaries   8,226,000           -              -             -              -             -
-----------------------------------------------------------------------------------------------------------------------
Total noninterest income              9,214,000   29,105,000     2,844,000       410,000         11,000       100,000
=======================================================================================================================

                                      Reclassifying and
                                     Eliminating Entries
                                     Dr            Cr           Consolidated
-----------------------------------------------------------------------------
Interest income
   Loans receivable
   Deposits with financial           $         -   $         -   $ 11,174,000
   institutions                                -             -        328,000
-----------------------------------------------------------------------------
Total interest income                          -             -     11,502,000
-----------------------------------------------------------------------------
Interest expense
   Thrift certificates greater
      than $100,000                            -             -         23,000
   Other thrift certificates                   -             -      4,391,000
   Notes payable                               -             -        552,000
-----------------------------------------------------------------------------
Total interest expense                         -             -      4,966,000
-----------------------------------------------------------------------------
Net interest income                                                 6,536,000

Provision for loan losses                      -             -      1,151,000
-----------------------------------------------------------------------------
Net interest income (loss) after
   provision for loan losses                   -             -      5,385,000

Noninterest income
   Trust and reconveyance fees         2,855,000             -              -
   Other income                          410,000             -        777,000
   Gain on sale of loans                       -             -     29,217,000
   Loan servicing fees                   199,000             -              -
   Equity in income of subsidiaries    8,226,000             -              -
-----------------------------------------------------------------------------
Total noninterest income               11,690,000            -     29,994,000
=============================================================================

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                                                     SCHEDULE IV
                                             CONSOLIDATING SCHEDULE - OPERATIONS
                                                    YEAR ENDED DECEMBER 31, 1996
                                                                     (CONTINUED)

                                      Pacific-    Pacific                      Lenders      Consolidated     Pacific-
                                       America     Thrift      Consolidated  Posting and    Reconveyance     America
                                        Money     and Loan     Reconveyance   Publishing    Corporation,      Money
                                    Center, Inc.  Company        Company       Company          WA         Centers, Inc.
-----------------------------------------------------------------------------------------------------------------------
Noninterest expense
   Salaries and employee benefits       672,000   13,929,000     1,715,000       151,000              -        21,000
   General and administrative         3,004,000    8,867,000       947,000       142,000          1,000       148,000
   Related party fees                 1,071,000          -               -             -              -             -
   Operations of other real estate      102,000      465,000             -             -              -       114,000
   Depreciation                         339,000      375,000        29,000             -              -             -
   Loss on disposal of business
     segment                            928,000          -               -             -              -             -
-----------------------------------------------------------------------------------------------------------------------
Total noninterest expense             6,116,000   23,636,000     2,691,000       293,000          1,000       283,000
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes            3,148,000   10,358,000       153,000       117,000         10,000       263,000

Income tax expense (benefit)         (1,014,000)   3,304,000         2,000         2,000              -      (633,000)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations     4,162,000    7,054,000       151,000       115,000         10,000       896,000

Loss from discontinued operations             -          -               -             -              -             -
-----------------------------------------------------------------------------------------------------------------------
Net income                          $ 4,162,000  $ 7,054,000  $    151,000  $    115,000  $      10,000   $   896,000
=======================================================================================================================


                                          Reclassifying and
                                         Eliminating Entries
                                          Dr            Cr       Consolidated
-----------------------------------------------------------------------------
Noninterest expense
   Salaries and employee benefits             -     1,866,000     14,622,000
   General and administrative                 -     1,090,000     12,019,000
   Related party fees                         -       199,000        872,000
   Operations of other real estate            -             -        681,000
   Depreciation                               -        29,000        714,000
   Loss on disposal of business
     segment                                  -       928,000              -
-----------------------------------------------------------------------------
Total noninterest expense                     -     4,112,000     28,908,000
-----------------------------------------------------------------------------
Income before income taxes           11,690,000     4,112,000      6,471,000

Income taxes (benefit)                        -         3,000      1,658,000
-----------------------------------------------------------------------------
Income from continuing operations    11,690,000     4,115,000      4,813,000

Loss from discontinued operations,
    net                               3,917,000     3,266,000       (651,000)
-----------------------------------------------------------------------------
Net income                         $ 15,607,000   $ 7,381,000   $  4,162,000
=============================================================================


See independent auditors' report and notes to consolidated financial statements.

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                                                      SCHEDULE V
                                             CONSOLIDATING SCHEDULE - OPERATIONS
                                                               DECEMBER 31, 1995

                                                                  Pacific                     Lenders     Pacific-
                                                   Presidential   Thrift    Consolidated    Posting and   America
                                                     Mortgage    and Loan   Reconveyance    Publishing     Money
                                                     Company      Company      Company       Company    Center, Inc.
----------------------------------------------------------------------------------------------------------------------
Interest income
   Loans receivable                                $ 1,872,000  $ 7,013,000 $            -  $         -   $         -
   Deposits with financial institutions                 10,000      682,000              -            -             -
----------------------------------------------------------------------------------------------------------------------
Total interest income                                1,882,000    7,695,000              -            -             -
----------------------------------------------------------------------------------------------------------------------
Interest expense
   Thrift certificates greater than $100,000                 -        7,000              -            -             -
   Other thrift certificates                                 -    3,813,000              -            -             -
   Notes payable                                     1,379,000           -               -            -             -
----------------------------------------------------------------------------------------------------------------------
Total interest expense                               1,379,000    3,820,000              -            -             -
----------------------------------------------------------------------------------------------------------------------
Net interest income                                    503,000    3,875,000              -            -             -

Provision for loan losses                            1,894,000    1,395,000              -            -             -
----------------------------------------------------------------------------------------------------------------------
Net interest income (expense) after provision for   (1,391,000)   2,480,000              -            -             -
   loan losses
----------------------------------------------------------------------------------------------------------------------
Noninterest income
   Trust and reconveyance fees                               -           -       3,248,000            -             -
   Other income                                        139,000      353,000              -      577,000             -
   Gain on sale of loans                                     -    8,895,000              -            -             -
   Loan servicing fees                                       -      351,000              -            -             -
   Equity in income of subsidiaries                  4,016,000           -               -            -             -
----------------------------------------------------------------------------------------------------------------------
                                                     4,155,000    9,599,000      3,248,000      577,000             -
======================================================================================================================



                                                     Reclassifying and
                                                    Eliminating Entries
                                                   Dr                Cr        Consolidated
--------------------------------------------------------------------------------------------
Interest income
   Loans receivable                                 $         -   $         -   $  8,885,000
   Deposits with financial institutions                       -             -        692,000
--------------------------------------------------------------------------------------------
Total interest income                                         -             -      9,577,000
--------------------------------------------------------------------------------------------
Interest expense
   Thrift certificates greater than $100,000                  -             -          7,000
   Other thrift certificates                                  -             -      3,813,000
   Notes payable                                              -             -      1,379,000
--------------------------------------------------------------------------------------------
Total interest expense                                        -             -      5,199,000
--------------------------------------------------------------------------------------------
Net interest income                                           -             -      4,378,000

Provision for loan losses                                     -             -      3,289,000
--------------------------------------------------------------------------------------------
Net interest income (expense) after provision for             -             -      1,089,000
   loan losses
--------------------------------------------------------------------------------------------
Noninterest income
   Trust and reconveyance fees                        3,248,000             -              -
   Other income                                         577,000        53,000        545,000
   Gain on sale of loans                                      -             -      8,895,000
   Loan servicing fees                                  351,000             -              -
   Equity in income of subsidiaries                   4,016,000             -              -
--------------------------------------------------------------------------------------------
                                                      8,192,000        53,000      9,440,000
============================================================================================

                                               PACIFICAMERICA MONEY CENTER, INC.
                                                                AND SUBSIDIARIES

                                                                      SCHEDULE V
                                             CONSOLIDATING SCHEDULE - OPERATIONS
                                                    YEAR ENDED DECEMBER 31, 1995
                                                                     (CONTINUED)

                                                                   Pacific                      Lenders   Pacific-
                                                    Presidential  Thrift     Consolidated    Posting and   America
                                                    Mortgage     and Loan    Reconveyance     Publishing   Money
                                                    Company      Company      Company         Company     Center, Inc.
---------------------------------------------------------------------------------------------------------------------
Noninterest expense
   Salaries and employee benefits                      392,000    5,608,000     1,712,000        146,000            -
   General and administrative                        1,192,000    4,002,000       927,000        152,000            -
   Related party fees                                1,363,000            -             -              -            -
   Operations of other real estate                   1,120,000       92,000             -              -            -
   Depreciation                                        529,000      446,000        26,000              -            -
---------------------------------------------------------------------------------------------------------------------
                                                     4,596,000   10,148,000     2,665,000        298,000            -
---------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (benefit)         (1,832,000)   1,931,000       583,000        279,000            -

Income taxes (benefit)                                   1,000   (1,224,000)        1,000          1,000            -
---------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations            (1,833,000)   3,155,000       582,000        278,000            -

Income from discontinued operations                          -            -             -              -            -
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                 $ (1,833,000)  $3,155,000   $   582,000    $   278,000  $         -
=====================================================================================================================



                                                  Reclassifying and
                                                 Eliminating Entries
                                                 Dr               Cr       Consolidated
---------------------------------------------------------------------------------------
Noninterest expense
   Salaries and employee benefits                       -     1,858,000      6,000,000
   General and administrative                           -     1,079,000      5,194,000
   Related party fees                                   -       351,000      1,012,000
   Operations of other real estate                      -             -      1,212,000
   Depreciation                                         -       108,000        893,000
--------------------------------------------------------------------------------------
                                                        -     3,396,000     14,311,000
--------------------------------------------------------------------------------------
Income (loss) before income taxes (benefit)     8,192,000     3,449,000     (3,782,000)

Income taxes (benefit)                                  -         2,000     (1,223,000)
--------------------------------------------------------------------------------------
Income (loss) from continuing operations        8,192,000     3,451,000     (2,559,000)

Income from discontinued operations             2,965,000     3,826,000        861,000
--------------------------------------------------------------------------------------
Net income (loss)                             $ 11,157,000  $ 7,277,000   $ (1,698,000)
======================================================================================


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

 4.1        Specimen Common Stock Certificate, incorporated by reference to
            Exhibit 4.1 of the Registration Statement.

 4.2 General Partner Warrant Agreement and Warrant, incorporated by reference to Exhibit 4.2 of the Registration Statement.

 4.3 Subscriber Warrant and Warrant Agreement, incorporated by reference to Exhibit 4.3 of the Registration Statement.

10.1        Employment Agreement by and between the Registrant and Joel R.
            Schultz, incorporated by reference to Exhibit 10.1 of the Registration Statement; as amended by the First Amendment thereto dated as of April 17, 1997, and the Second Amendment thereto dated as of February 3, 1998.

10.2        Employment Agreement by and between the Registrant and Richard D.
            Young, incorporated by reference to Exhibit 10.2 of the Registration
            Statement; as amended by the First Amendment thereto dated as of February 3, 1998.

10.3        Employment Agreement by and between the Registrant and Norman A.
            Markiewicz, incorporated by reference to Exhibit 10.4 of the Registration Statement.

10.4        Employment Agreement by and between the Registrant and Richard B.
            Fremed, incorporated by reference to Exhibit 10.5 of the Registration Statement.

10.5        Employment Agreement by and between Pacific Thrift and Loan Company,
            Inc. and Frank Landini, incorporated by reference to Exhibit 10.6 of the Registration Statement.

10.6        Employment Agreement by and between the Registrant and Charles J.
            Siegel, incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December
            31, 1996 ("1996 10-K").

10.7 Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers, incorporated by reference to Exhibit 10.7 of the Registration Statement.

10.8 Stock Option Plan of the Registrant, dated January 1, 1996, incorporated by reference to Exhibit 10.8 of the Registration
            Statement.

10.9 Stock Purchase Plan of the Registrant, dated January 1, 1996, incorporated by reference to Exhibit 10.9 of the Registration
            Statement.

10.10       Supplemental Executive Retirement Plan of the Registrant, dated
            January 1, 1996, incorporated by reference to Exhibit 10.10 of the Registration Statement.

10.11 Master Loan Purchase Agreement dated as of October 31, 1996, by and between the Registrant and Aames Capital Corporation, incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.

10.12 First and Second Amendments to Master Loan Purchase Agreement by and between the Registrant and Aames Capital Corporation, incorporated by reference to Exhibit 10.13 to 1996 10-K.

10.13       Amended and Restated Corporate Finance Agreement, dated as of
            January 27, 1997, by and among the Registrant, Advanta Mortgage
            Conduit Services, Inc. and Advanta Mortgage Corp. USA, incorporated by reference to Exhibit 10.14 of the 1996 10-K.

10.14       Asset and Stock Purchase and Sale and Assumption of Liabilities
            Agreement, Secured Promissory Note and Security Agreement, all dated as of December 15, 1996, among the Registrant, Consolidated
            Reconveyance Company, Lenders Posting and Publishing Company,
            Consolidated Reconveyance Corporation, Consolidated Reconveyance
            Company, LLC and Lenders Posting and Publishing Company, LLC, incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 8-K for December 31, 1996.

10.15       Mortgage Loan Purchase and Sale Agreement dated as of December 27,
            1996, by and between the Company and Pacific Crest Investment and Loan, incorporated by reference to Exhibit 10.2 of the Registrant's
            Report on Form 8-K for December 31, 1996.

10.16 Home Equity Loan Purchase Agreement, dated as of December 11, 1997, by and among the Company, Merrill Lynch Mortgage Investors, Inc., as depositor, PacificAmerica Home Equity Loan Trust Series 1997-1, as issuer, and Bankers Trust Company of California, N.A., as indenture trustee, incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 8-K for December 18, 1997 (the "1997
            8-K")

10.17 Master Assignment Agreement, dated as of December 18, 1997, by and between the Company and Merrill Lynch Mortgage Capital, Inc., incorporated by reference to Exhibit 10.2 of the 1997 8-K.

10.18 Master Repurchase Agreement, dated as of October 31, 1997, by and between the Company, on the one hand, and Merrill Lynch Mortgage
            Capital, Inc. and Merrill Lynch Credit Corporation on the other, which Agreement includes, without limitation, the Supplemental Terms and Conditions attached to and incorporated into the Master
            Repurchase Agreement, incorporated by reference to Exhibit 10.3 of the 1997 8-K.

21.1        Subsidiaries of the Registrant