Form 10-Q
period 1998-03-31
PACIFICAMERICA MONEY CENTER INC
filed 1998-05-15
CIK 921623

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                QUARTERLY REPORT

                              ---------------------

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR

        THE TRANSITION PERIOD FROM __________ TO __________

                         Commission file number 0-20897

                        PACIFICAMERICA MONEY CENTER, INC.
             (Exact name of Registrant as specified in its charter)

               California                              95-4465729
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)              Identification Number)

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

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                                    (UNAUDITED)
                                                      MARCH 31,     DECEMBER 31,
                                                        1998            1997
                                                    ------------    ------------
Assets

Cash & cash equivalents                             $ 55,007,000    $ 66,090,000
Accounts receivable, net                               1,615,000       1,532,000
Note receivable                                                0       1,015,000
Interest receivable                                    1,353,000       1,274,000
Loans receivable, net  (Note 5)                       18,807,000      20,629,000
Loans held for sale                                   30,537,000      35,280,000
Interest-only strips receivable                      117,431,000      94,424,000
Real estate acquired in settlement of loans            1,632,000       2,028,000
Property and equipment, net                            4,232,000       3,596,000
Refundable income taxes                                  222,000         222,000
Other assets                                           3,571,000       1,776,000
                                                    ------------    ------------
                                                    $234,407,000    $227,866,000
                                                    ============    ============
Liabilities and Stockholders' Equity

  Thrift certificates payable
    Full-paid certificates                          $105,679,000    $113,731,000
    Installment certificates                          18,605,000      18,793,000
                                                    ------------    ------------
  Total thrift certificates payable                  124,284,000     132,524,000
  Accounts payable and accrued expenses                4,813,000       6,121,000
  Accrued interest payable                             1,534,000         370,000
  Note payable                                        37,575,000      28,318,000
  Deferred income taxes                               14,693,000      12,147,000
                                                    ------------    ------------
                                                     182,899,000     179,480,000
                                                    ------------    ------------

Stockholders' Equity                                  51,508,000      48,386,000
                                                    ------------    ------------
                                                    $234,407,000    $227,866,000
                                                    ============    ============

          See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                      -----------------------------
                                                                        MARCH 31,        MARCH 31,
                                                                          1998             1997
                                                                      ------------     ------------
Interest Income:
  Interest and fees on loans receivable                               $  2,952,000     $  2,650,000
  Interest on investments                                                  270,000           92,000
                                                                      ------------     ------------
       Total interest income                                             3,222,000        2,742,000
Interest Expense:
  Interest on thrift certificates greater than $100,000                     51,000               --
  Interest on other thrift certificates                                  1,796,000        1,063,000
  Interest on notes payable                                                269,000           10,000
                                                                      ------------     ------------
       Total interest expense                                            2,116,000        1,073,000

       Net interest income                                               1,106,000        1,669,000
Provision for loan losses                                                1,413,000          309,000
                                                                      ------------     ------------
       Net interest income after provision for loan losses                (307,000)       1,360,000
                                                                      ------------     ------------
Noninterest income:
  Other income/(loss)                                                      308,000           55,000
  Gain on sale of loans                                                 22,497,000       13,370,000
                                                                      ------------     ------------
       Total noninterest income                                         22,805,000       13,425,000
Noninterest expense:
  General and administrative                                             8,063,000        3,977,000
  Salaries, employee benefits and personnel services                     8,817,000        5,268,000
  Amortization of organization costs                                            --           46,000
  Depreciation and amortization                                            200,000          114,000
  Expenses on real estate acquired in settlement of loans                   47,000          202,000
  Net (gain) loss on sales of real estate acquired
    in settlement of loans                                                  13,000          (46,000)
                                                                      ------------     ------------
        Total noninterest expense                                       17,140,000        9,561,000
                                                                      ------------     ------------
        Income before tax provision                                      5,358,000        5,224,000

  Tax provision                                                          2,250,000        2,195,000
                                                                      ------------     ------------
        Net income                                                    $  3,108,000     $  3,029,000
                                                                      ============     ============

Basic earnings per share                                              $       0.62     $       0.80

Diluted earnings per share                                            $       0.58     $       0.64

Actual shares of common stock outstanding                                5,051,654        3,777,084

Weighted average shares outstanding - basic                              5,018,445        3,762,856

Weighted average shares outstanding - diluted                            5,324,624        4,704,769

          See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                    ---------------------------------
                                                       MARCH 31,          MARCH 31,
(Increase) Decrease in Cash and Cash Equivalents         1998               1997
------------------------------------------------    --------------     --------------
Cash flows from operating activities:
Net income                                          $    3,108,000     $    3,029,000
Adjustments to reconcile net income to net
 cash used in operating activities:
  Depreciation and amortization                            200,000            160,000
  Provision for loan losses                              1,413,000            309,000
  Provision for OREO losses                                 14,000                 --
  Net (gain) loss on sales of real estate
    acquired in settlement of loans                         (1,000)           (46,000)
  Proceeds from loans originated for sale              210,144,000        125,321,000
  Origination of loans held for sale                  (205,573,000)      (143,165,000)
Net change in assets and liabilities
  Accounts receivable                                      932,000            867,000
  Receivable for mortgage loans shipped                         --         13,646,000
  Interest receivable                                      (79,000)           294,000
  Premium receivable for loans sold                             --          1,195,000
  Interest-only strips receivable                      (24,650,000)       (13,166,000)
  Amortization of Interest-only strips
   receivable                                            1,204,000                 --
  Other assets                                             751,000             63,000
  Accounts payable and accrued expenses
   and interest payable                                   (144,000)         2,197,000
                                                    --------------     --------------
Net cash used in operating activities                  (12,681,000)        (9,296,000)
                                                    --------------     --------------

Cash flows from investing activities:
 Proceeds from sale of loans receivable                 11,523,000          9,787,000
 Proceeds from sale of other real estate                   406,000             81,000
 Net change in loans receivable                        (10,965,000)         2,645,000
 Purchases of property and equipment                      (836,000)          (178,000)
 Decrease in other real estate                                  --            226,000
                                                    --------------     --------------
Net cash provided by investing activities                  128,000         12,561,000
                                                    --------------     --------------

Cash flow from financing activities:
  Net decrease from in thrift certificates              (8,240,000)        (7,358,000)
  Proceeds from stock issuance                              14,000            202,000
  Paydown on line of credit                                     --           (745,000)
  Proceeds from notes payable                            9,696,000                 --
                                                    --------------     --------------
Net cash provided by (used in) financing
 activities                                              1,470,000         (7,901,000)
                                                    --------------     --------------

Net decrease in cash and cash equivalents              (11,083,000)        (4,636,000)

Cash and cash equivalents at beginning of period        66,090,000          8,640,000
                                                    --------------     --------------
Cash and cash equivalents at end of period          $   55,007,000     $    4,004,000
                                                    ==============     ==============

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

2)      EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net earnings by the weighted average number of common stock outstanding during the year. Diluted earning per share is computed by dividing net earnings by the weighted average number of common stock and potential common stock outstanding during the year. The following table presents the earnings per share data.

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1998              1997
                                                    ----------        ----------
Income (numerator):
Income before income taxes                          $5,358,000        $5,224,000
Income taxes                                         2,250,000         2,195,000
                                                    ----------        ----------
Net income                                          $3,108,000        $3,029,000
                                                    ----------        ----------
Shares (denominator):
Weighted average common share outstanding
  for basic earnings per share                       5,018,445         3,762,856
Effect of dilutive common shares
  Subscriber warrants                                   33,852            76,284
  General partner warrants                                  --           575,017
  Options                                              272,327           290,612
                                                    ----------        ----------
Diluted common shares                                5,324,624         4,704,769
                                                    ----------        ----------
Basic earnings per common share                     $      .62        $      .80
                                                    ----------        ----------
Diluted earnings per common share                   $      .58        $      .64
                                                    ----------        ----------

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3)      REVENUE RECOGNITION

        Gain on sale of loans represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original amount of loan between the portion sold and any retained interests (interest-only strips receivable), based on their relative fair values at the date of transfer. In addition, gain on sale includes non-refundable fees on loans sold and gains or losses on certain transactions structured as an economic hedge.

        Gain on sale of loans includes the recognition of an unrealized gain that represents the initial difference between the allocated carrying amount and the fair market value of the interest-only strips receivable at the date of sale.


        In March, 1998, the Company obtained an independent valuation and report on the interest-only strips receivable as of December 31, 1997. The independent valuation used a more conservative methodology (including the cash out method versus the cash in method) for modeling future cash flows on interest-only strips receivables. The Company then adjusted its internal modeling to the same methodology used by the independent valuators.

        The following table compares the Company's current cash flow model assumed constant prepayment rates ("CPR") on each of the following securitization pools with life-to-date prepayment rates on each of those pools:

                              CURRENT                 ANNUALIZED
POOL                       MODEL CPR (1)          LIFE-TO-DATE CPR(2)
----                       -------------          -------------------

Aames 1996-4                    36%                      24.51%
Advanta 1997-1                  27%                      19.05%
Advanta 1997-2                  27%                      15.75%
Advanta 1997-3                  27%                      14.39%
Advanta 1997-4                  27%                      10.51%
PacificAmerica 1997-1(3)        27%                       8.65%
PacificAmerica 1998-1           28%                       (4)
Advanta 1998-1                  28%                       (4)


(1) Reflects the peak CPR rates after the Company's ramp up period of 12 months.

(2) Annualized life-to-date data for all pools is as of March 31, 1998 except for the Aames 1996-4 pool, which is as of February 1998.

(3) This pool was formed in December 1997. All other pools were formed in the quarter of the year in the order in which they are numbered.

(4)  Not available due to recent age of loans.

        The Company's current cash flow model further assumes a 50 basis point annual loss rate on each of its pools (after the first six months). As of March 31, 1998 the Aames 1996-4 pool has experienced an 11 basis point loss life-to-date, and no other pool has experienced a loan loss. In addition, the Company's cash flow model assumes an 11% discount rate on estimated cash flows on each of its pools.

        The Company also records an amortization reserve at the end of each quarter, equal to a minimum of 1% but not more than 2% of the outstanding interest-only strips receivable for each pool. To the extent that the amortization reserve is not required to adjust the book balance of the receivable to the current fair value of the receivable as of the end of each quarter, the amortization reserve accumulates to a maximum of 5% of the balance of the receivable.

        On a quarterly basis, Management determines if any adjustments are necessary to the recorded fair market value of the interest-only strips receivable based on current market conditions, including changes in interest rates, real property values, market conditions and other factors. Increases or decreases in the fair value of each interest-only strip receivable will be made quarterly if the recorded value of this receivable, less any amortization reserve, exceeds the determined fair value of the receivable.

        For the quarter ended March 31, 1998, the performance of the Company's securitization pools was consistent with the Company's internal valuation of the interest-only strip receivable, net of an amortization reserve of approximately $1.2 million. Based on the above described valuation methodology, no adjustment was made in the recorded value of the Company's aggregate interest-only strip receivable at March 31, 1998.

        The Company intends to obtain an annual independent third party valuation of its interest-only strips receivable (as it did in 1997) to provide additional assurance regarding the Company's recorded fair value of its interest-only strips receivable.

4)      RECLASSIFICATIONS

        Certain reclassifications of balances from prior years have been made to conform to the current year's reporting format.


5)      LOANS RECEIVABLE

        The following is a summary of Loans Receivable as of the date indicated below:

                                                                      3-31-98
                                                                   ------------
Interest bearing loans                                             $ 21,707,000
Deferred loan fees, net                                                (403,000)
Allowance for loan losses                                            (2,497,000)
                                                                   ------------
Total                                                              $ 18,807,000
                                                                   ============

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5)       LOANS RECEIVABLE (CONTINUED)

The following is a summary of Allowance for Loan Losses:

Balance at 12-31-97                                                 $ 1,438,000
Additions to reserve                                                  1,413,000
Charge off/recoveries                                                  (354,000)
                                                                    -----------
Balance at 3-31-98                                                  $ 2,497,000
                                                                    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The unaudited interim consolidated financial statements should be read in conjunction with the historical consolidated financial statements and the related notes thereto of the Company filed with its Annual Report on Form 10-K for the year ended December 31, 1997.

FINANCIAL CONDITION

        Total consolidated assets of the Company increased $6.5 million, or 2.9%, to $234.4 million at March 31, 1998 from $227.9 million at December 31, 1997. The increase resulted primarily from an increase in interest-only strips receivable, partially offset by decreases in cash and cash equivalents, loans receivable and loans held for sale. Interest-only strips receivable increased $23.0 million, or 24.4%, to $117.4 million at March 31, 1998 from $94.4 million at December 31, 1997, reflecting the Company's retained interest in excess spread on loans sold for securitization. Cash and cash equivalents decreased $11.1 million, or 16.8%, to $55.0 million at March 31, 1998 from $66.1 million at December 31, 1997. Loans receivable decreased $1.8 million, or 8.7%, to $18.8 million at March 31, 1998 from $20.6 million at December 31, 1997. Loans held for sale decreased $4.8 million, or 13.6%, to $30.5 million at March 31, 1998 from $35.3 million at December 31, 1997.

        Total liabilities increased $3.4 million, or 1.9%, to $182.9 million at March 31, 1998 from $179.5 million at December 31, 1997, due to increases in notes payable and accrued interest payable partially offset by decreases in thrift certificates outstanding and accounts payable and accrued expenses. Notes payable increased $9.3 million, or 32.9%, to $37.6 million at March 31, 1998 from $28.3 million at December 31, 1997, reflecting the increase in residual financing received from the interest-only strips receivable. Accrued interest payable increased $1.1 million, or 275.0%, to $1.5 million at March 31, 1998 from $.4 million at December 31, 1997. Thrift certificates decreased $8.2 million, or 6.2%, to $124.3 million at March 31, 1998 from $132.5 million at December 31, 1997. Management of Pacific Thrift and Loan Company ("Pacific Thrift"), the Company's primary operating subsidiary, adjusts rates on thrift certificates on a regular basis in order to control the increase or decrease in the total outstanding certificates, as management deems necessary to support Pacific Thrift's cash flow requirements. Accounts payable and accrued expenses decreased $1.3 million, or 21.3%, to $4.8 million at March 31, 1998 from $6.1 million at December 31, 1997.

        Total stockholders' equity increased by $3.1 million, or 6.4%, to $51.5 million at March 31, 1998 from $48.4 million at December 31, 1997, reflecting primarily the net income from operations of $3.1 million in the first three months of 1998.

RESULTS OF OPERATIONS

GENERAL

        The Company reported net income of $3.1 million, $0.62 basic earnings per share and $0.58 diluted earnings per share, for the quarter ended March 31, 1998. These results are not necessarily indicative of results for any other interim period or for the full year. For the comparable period of 1997, the Company reported net income of $3.0 million, $0.80 basic earnings per share and $0.64 diluted earnings per share. The increase in net income was primarily due to the increase in gain on sale of loans in the quarter ended March 31, 1998. Loans originated for sale increased $62.4 million, or 43.6%, to $205.6 million for the quarter ended March 31, 1998, from $143.2 million for the quarter ended March 31, 1997. Gain on sale of loans increased by $9.1 million, or 67.9%, to $22.5 million for the quarter ended March 31, 1998, from $13.4 million for the quarter ended March 31, 1997. The decrease in earnings per share reflects the issuance of additional shares, primarily from the exercise of general partner warrants and subscriber warrants.

INTEREST INCOME

        Total interest income increased $.5 million, or 18.5%, to $3.2 million for the quarter ended March 31, 1998 from $2.7 million for the quarter ended March 31, 1997. Total interest expense increased $1.0 million, or 90.9%, to $2.1 million for the quarter ended of March 31, 1998 from $1.1 million for the quarter ended March 31, 1997, reflecting an increase in financing on the Company's interest-only strips receivable. Net interest income before provision for loan losses decreased $.6 million, or (35.3%), to $1.1 million for the quarter ended March 31, 1998 from $1.7 million for the quarter ended March 31, 1997.

PROVISION FOR LOAN LOSSES

        The provision for loan losses increased $1.1 million, or 366.7%, to $1.4 million for the quarter ended March 31, 1998, from $.3 million for the quarter ended March 31, 1997. The total allowance for loan losses was $2.5 million at March 31, 1998, compared to $1.4 million at December 31, 1997. The adequacy of the allowance for loan losses is based on a variety of factors, including the size of the Company's loan portfolio, which does not include loans held for sale, loan classifications and underlying loan collateral values, and is not directly proportional to the level of nonperforming portfolio loans. The ratio of nonaccrual portfolio loans past due 90 days or more ($1.2 million) to total portfolio loans ($21.7 million) was 5.5% at March 31, 1998, compared to a ratio of 8.5% of nonaccrual loans past due 90 days or more ($1.9 million) to total portfolio loans ($22.3 million) at December 31, 1997. The decrease in the ratio was caused by a decrease in the amount of loans on nonaccrual and by a decrease in loan portfolio primarily due to the Company's focus on originating loans for sale.

NONINTEREST INCOME

        Total noninterest income increased $9.4 million, or 70.1%, to $22.8 million for the quarter ended March 31, 1998 from $13.4 million for the quarter ended March 31, 1997. The primary source of noninterest income is gain on sale of loans originated for sale, which increased $9.1 million, or 67.9%, to $22.5 million for the quarter ended March 31, 1998 from $13.4 million for the quarter ended March 31, 1997, due to the increase in volume of loans sold.

NONINTEREST EXPENSE

        Noninterest expense increased by $7.5 million, or 78.1%, to $17.1 million for the quarter ended March 31, 1998 from $9.6 million for the quarter ended March 31, 1997, due primarily to increases in salaries, employee benefits and personnel services and general and administrative expenses. Salaries, employee benefits and personnel services increased $3.5 million, or 66.0%, to $8.8 million for the quarter ended March 31, 1998 from $5.3 million for the quarter ended March 31, 1997, representing increases in loan representative commissions and the hiring of additional support personnel related to increased loan volume. General and administrative expenses, which includes rent, appraisal fees, and telemarketing costs, increased $4.1 million, or 102.5%, to $8.1 million for the quarter ended March 31, 1998, from $4.0 million for the quarter ended March 31, 1997, also related to increased loan volume.

PROVISION FOR INCOME TAXES

        Income tax provision increased $.1 million, or 4.5%, to $2.3 million for the quarter ended March 31, 1998 from $2.2 million for the quarter ended March 31, 1997 and is directly related to the $3.1 million increase in net income.

LIQUIDITY AND CAPITAL RESOURCES

        The primary sources of the Company's liquidity are cash and cash equivalents maintained by Pacific Thrift in connection with its deposit-taking activities and proceeds from sale of loans. At March 31, 1998, cash and cash equivalents totaled $55.0 million compared to $66.1 million at December 31, 1997. Under the terms of the Company's agreements with Advanta and Merrill Lynch, the Company receives an advance on its interest-only strips receivable for each securitization pool. Advances received from Advanta totaled $23.6 million at March 31, 1998, bear interest at rates between LIBOR plus 1% and LIBOR plus 2.0% (for an effective rate of 7.3% at March 31, 1998) and are repaid from all future payments on the interest-only strips receivable due from Advanta to the Company. Advances received from Merrill Lynch totaled $12.2 million at March 31, 1998, bear interest at LIBOR plus 2.5% (for an effective rate of 8.2% and a combined effective rate of 7.6% at March 31, 1998) and are due one year from the date of each advance or may be extended at the option of Merrill Lynch.

        Management of Pacific Thrift is able to regulate the inflow of funds from thrift certificates by adjusting interest rates to amounts slightly above or below prevailing rates. In the first quarter of 1998, Pacific Thrift increased the outflow of funds from thrift certificates, thereby resulting in a $8.2 million decrease in outstanding thrift certificates to $124.3 million at March 31, 1998 from $132.5 million at December 31, 1997.

        Pacific Thrift is subject to certain leverage and risk-based capital adequacy standards applicable to FDIC-insured institutions. At March 31, 1998, Pacific Thrift met the FDIC regulatory definition of "adequately capitalized." See the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Item 1. "Business - Supervision and Regulation -- Regulatory Actions."

        As indicated in the Statements of Cash Flows, the Company used $12.7 million in cash from operating activities, primarily for the origination of loans held for sale, from January 1, 1998 through March 31, 1998. The Company realized $.1 million from investing activities, primarily from the proceeds of sale of loans receivable, and realized $1.5 million from financing activities, primarily from the increase in notes payable, from January 1, 1998 through March 31, 1998.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        For the quarter ended March 31, 1998, there were no material developments in litigation.

ITEM 2. CHANGES IN SECURITIES.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits. None.

        (b)    Reports on Form 8-K.  None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 1998.

                                 PACIFICAMERICA MONEY CENTER, INC.
                                 (Registrant)

May 15, 1998                     JOEL R. SCHULTZ
                                 -----------------------------------------
                                 Joel R. Schultz,
                                 President


May 15, 1998                     CHARLES J. SIEGEL
                                 -----------------------------------------
                                 Charles J. Siegel,
                                 Chief Financial and Administrative Officer