Form 10-Q
period 1998-06-30
PACIFICAMERICA MONEY CENTER INC
filed 1998-08-14
CIK 921623

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                QUARTERLY REPORT
                              ---------------------


--
/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                                                                         OR
 --
/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
        __________

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

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997



                                                 (UNAUDITED)
                                                   JUNE 30,      DECEMBER 31,
                                                    1998             1997
                                                ------------     ------------
Assets


Cash & cash equivalents                         $  6,817,000     $ 66,090,000
Investments, at fair market value (Note 5)        52,268,000               --
Accounts receivable, net                             358,000        1,532,000
Note receivable                                            0        1,015,000
Interest receivable                                1,348,000        1,274,000
Loans receivable, net  (Note 6)                   11,901,000       20,629,000
Loans held for sale                               34,708,000       35,280,000
Interest-only strips receivable                  148,460,000       94,424,000
Real estate acquired in settlement of loans          977,000        2,028,000
Property and equipment, net                        4,964,000        3,596,000
Refundable income taxes                              222,000          222,000
Other assets                                       3,370,000        1,776,000
                                                ------------     ------------
                                                $265,393,000     $227,866,000
                                                ============     ============


Liabilities and Stockholders' Equity

  Thrift certificates payable
    Full-paid certificates                      $115,772,000     $113,731,000
    Installment certificates                      20,206,000       18,793,000
                                                ------------     ------------
  Total thrift certificates payable              135,978,000      132,524,000
  Accounts payable and accrued expenses            3,755,000        6,121,000
  Accrued interest payable                         1,992,000          370,000
  Notes payable                                   48,353,000       28,318,000
  Deferred income taxes                           17,962,000       12,147,000
                                                ------------     ------------
                                                 208,040,000      179,480,000
                                                ------------     ------------

Stockholders' Equity                              57,353,000       48,386,000
                                                ------------     ------------
                                                $265,393,000     $227,866,000
                                                ============     ============



  See accompanying Notes to Consolidated Financial Statements and Management's
    Discussion and Analysis of Financial Condition and Results of Operations

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        ---------------------------   ---------------------------
                                                                          JUNE 30,        JUNE 30,       JUNE 30,       JUNE 30,
                                                                            1998            1997          1998            1997
                                                                        ------------   ------------   ------------   ------------
Interest Income:
  Interest and fees on loans receivable                                 $  3,429,000   $  2,671,000   $  6,382,000   $  5,321,000
  Interest on cash equivalents                                               133,000         90,000        403,000        181,000
                                                                        ------------   ------------   ------------   ------------
                                                 Total interest income     3,562,000      2,761,000      6,785,000      5,502,000
Interest Expense:
  Interest on thrift certificates greater than $100,000                       33,000             --         84,000             --
  Interest on other thrift certificates                                    1,797,000      1,100,000      3,593,000      2,162,000
  Interest on notes payable                                                1,304,000             --      1,573,000         11,000
                                                                        ------------   ------------   ------------   ------------
                                                Total interest expense     3,134,000      1,100,000      5,250,000      2,173,000

                                                   Net interest income       428,000      1,661,000      1,535,000      3,329,000
Provision for loan losses                                                  1,840,000        738,000      3,231,000      1,047,000
                                                                        ------------   ------------   ------------   ------------
                          Net interest after provision for loan losses    (1,412,000)       923,000     (1,696,000)     2,282,000
                                                                        ------------   ------------   ------------   ------------

Noninterest income:
  Other income                                                               324,000          8,000        383,000         64,000
  Gain on sale of loans                                                   27,983,000     18,300,000     50,135,000     31,683,000
                                                                        ------------   ------------   ------------   ------------
                                              Total noninterest income    28,307,000     18,308,000     50,518,000     31,747,000
Noninterest expense:
  General and administrative                                               8,586,000      5,540,000     16,079,000      9,530,000
  Salaries, employee benefits and personnel services                       9,641,000      6,574,000     18,458,000     11,842,000
  Depreciation and amortization                                              241,000        167,000        441,000        326,000
  Expenses on real estate acquired in settlement of loans                     35,000        170,000         82,000        371,000
  Net (gain) loss on sales of real estate acquired
    in settlement of loans                                                     7,000       (120,000)        19,000       (166,000)
                                                                        ------------   ------------   ------------   ------------
                                             Total noninterest expense    18,510,000     12,331,000     35,079,000     21,903,000
                                                                        ------------   ------------   ------------   ------------

                                           Income before tax provision     8,385,000      6,900,000     13,743,000     12,126,000

  Tax provision                                                            3,563,000      2,897,000      5,814,000      5,094,000
                                                                        ------------   ------------   ------------   ------------
                                                            Net income  $  4,822,000   $  4,003,000   $  7,929,000   $  7,032,000
                                                                        ============   ============   ============   ============



Basic earnings per share                                                $       0.95   $       1.06   $       1.57   $       1.86

Diluted earnings per share                                              $       0.90   $       0.86   $       1.48   $       1.50





  See accompanying Notes to Consolidated Financial Statements and Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)



                                                             SIX MONTHS ENDED
                                                      -----------------------------
                                                         JUNE 30,         JUNE 30,
(Increase) Decrease in Cash and Cash Equivalents           1998            1997
--------------------------------------------------    -----------------------------
Cash flows from operating activities:
Net income                                            $   7,929,000   $   7,032,000
Adjustments to reconcile net income to net cash
used in operating activities:
  Depreciation and amortization                             441,000         326,000
  Provision for loan losses                               3,231,000       1,047,000
  Provision for OREO losses                                  95,000              --
  Net (gain) on sales of real estate
    acquired in settlement of loans                         (76,000)       (166,000)
  Proceeds from sale of loans originated for sale       489,834,000     302,395,000
  Origination of loans held for sale                   (492,163,000)   (345,441,000)
Net change in assets and liabilities
  Investments                                           (52,268,000)             --
  Accounts receivable                                     2,189,000        (592,000)
  Receivable for mortgage loans shipped                          --      24,310,000
  Interest receivable                                       (74,000)       (177,000)
  Premium receivable for loans sold                              --       1,195,000
  Interest-only strips receivable                       (56,531,000)    (20,436,000)
  Amortization of interest-only strips receivable         2,214,000              --
  Other assets                                           (1,594,000)        166,000
  Accounts payable and accrued expenses
   and interest payable                                   5,071,000       9,226,000

                                                      -------------   -------------
Net cash used in operating activities                   (91,702,000)    (21,115,000)
                                                      -------------   -------------

Cash flows from investing activities:
 Proceeds from sale of loans receivable                  14,403,000      10,176,000
 Proceeds from sale of other real estate                  1,622,000       1,073,000
 Net change in loans receivable                          (6,595,000)      1,884,000
 Purchases of property and equipment                     (1,809,000)       (686,000)
 Decrease in other real estate                                   --       3,031,000

                                                      -------------   -------------
Net cash provided by investing activities                 7,621,000      15,478,000
                                                      -------------   -------------

Cash flow from financing activities:
  Net decrease from in thrift certificates                3,454,000       6,121,000
  Proceeds from stock issuance                            1,038,000         357,000
  Paydown on line of credit                                      --        (745,000)
  Proceeds from notes payable                            20,316,000              --

                                                      -------------   -------------
Net cash provided by financing activities                24,808,000       5,733,000
                                                      -------------   -------------


Net decrease/(increase) in cash and cash equivalents    (59,273,000)         96,000

Cash and cash equivalents at beginning of period         66,090,000       8,640,000

                                                      -------------   -------------
Cash and cash equivalents at end of period            $   6,817,000   $   8,736,000
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

2)          EARNINGS PER SHARE

            Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earning per share is computed by dividing net earnings by the weighted average number of shares of common stock and potential common stock outstanding during the period. At June 30, 1998, 43,549 stock options were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect. The following table presents the earnings per share data.


                                                     THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------       ---------------------------
                                                       1998              1997            1998              1997
                                                    ----------       ----------       ----------       ----------
            Income (numerator):
            Net income                              $4,822,000       $4,003,000       $7,929,000       $7,032,000
                                                    ----------       ----------       ----------       ----------

            Shares (denominator):
            Weighted average common
                  Shares outstanding for
                  basic earnings per share           5,068,250        3,787,969        5,043,347        3,775,413

            Effect of dilutive common shares
                 Subscriber warrants                    23,283           67,035           28,568           68,710
                 General partner warrants                   --          582,840               --          597,232
                 Options                               285,282          218,582          278,804          239,243
                                                    ----------       ----------       ----------       ----------

            Diluted common shares                    5,376,815        4,656,426        5,350,719        4,680,598
                                                    ----------       ----------       ----------       ----------


            Basic earnings per common share         $      .95       $     1.06       $     1.57       $     1.86
                                                    ----------       ----------       ----------       ----------

            Diluted earnings per common share       $      .90       $      .86       $     1.48       $     1.50
                                                    ----------       ----------       ----------       ----------

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

            In June 1998, the Company obtained an independent valuation and report on the interest-only strips receivable as of May 31, 1998. The reported value of the Company's interest-only strips receivable was consistent with the independent valuation as of that date.

            The following table compares the Company's current cash flow model assumed constant prepayment rates ("CPR") on each of the following securitization pools with life-to-date prepayment rates on each of those pools:


                                                  CURRENT          ANNUALIZED
            POOL                                MODEL CPR (1)    LIFE-TO-DATE CPR (2)
            ----                                -------------    --------------------
            Aames 1996-4                            35%               21.52%
            Advanta 1997-1                          28%               21.56%
            Advanta 1997-2                          27%               19.34%
            Advanta 1997-3                          27%               16.67%
            Advanta 1997-4                          28%               13.81%
            PacificAmerica 1997-1 (3)               27%               10.00%
            PacificAmerica 1998-1                   28%                8.67%
            Advanta 1998-1                          28%               11.62%
            PacificAmerica 1998-2                   28%                  (4)
            Advanta 1998-2                          27%                  (4)


            (1) Reflects the peak CPR rates after the Company's ramp up period of 12 months.

            (2) Annualized life-to-date data for all pools is as of June 30, 1998 except for the Aames 1996-4 pool, which is as of May 31, 1998.

            (3) This pool was formed in December 1997. All other pools were formed in the quarter of the year in the order in which they are numbered.

            (4)   Not available due to recent age of loans.

            The Company's current cash flow model further assumes a 50 basis point annual loss rate on each of its pools (after the first six months). As of June 30, 1998 the Aames 1996-4 pool has experienced a 63 basis points loss life-to-date, Advanta 97-1 has experienced a 5 basis points loss life-to-date, Advanta 97-2 has experienced a 3 basis points loss life-to-date and no other pool has experienced a loan loss. In addition, the Company's cash flow model assumes an 11% discount rate on estimated cash flows on each of its pools.

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3)          REVENUE RECOGNITION (CONTINUED)

            The Company records an amortization reserve at the end of each quarter equal to a minimum of 1% but not more than 2% of the outstanding interest-only strips receivable for each pool. To the extent that the amortization reserve is not required to adjust the book balance of the receivable to the current fair value of the receivable as of the end of each quarter, the amortization reserve accumulates to a maximum of 5% of the balance of the receivable.

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

            For the quarter ended June 30, 1998, the performance of the Company's securitization pools was consistent with the Company's internal valuation of the interest-only strips receivable, net of an amortization reserve of approximately $1.0 million. Based on the above described valuation methodology, no adjustment was made in the recorded value of the Company's aggregate interest-only strip receivable for the quarter ended June 30, 1998.

            The Company intends to obtain an annual independent third party valuation of its interest-only strips receivable to provide additional assurance regarding the Company's recorded fair value of its interest-only strips receivable.


4)          RECLASSIFICATIONS

            Certain reclassifications of balances from prior years have been made to conform to the current year's reporting format.


5)          INVESTMENTS

      Investments comprise of loans committed to a securitization trust that closed on June 25, 1998. These investments are characterized as trading securities and were marked to market at June 30, 1998. The market value for such loans was established when the securitization closed on June 25, 1998. The loans were transferred to the trust on August 6, 1998. The market adjustment of $5,915,000 was recorded during the quarter ended June 30, 1998 and is included in gain on sale of loans on the consolidated statements of income.


6)          LOANS RECEIVABLE

            The following is a summary of Loans Receivable as of the date indicated below:


                                                   JUNE 30, 1998
                                                    ------------
            Interest bearing loans                  $ 15,113,000
            Deferred loan fees, net                     (421,000)
            Allowance for loan losses                 (2,791,000)
                                                    ------------

            Total                                   $ 11,901,000
                                                    ============

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6)           LOANS RECEIVABLE (CONTINUED)

            The following is a summary of Allowance for Loan Losses:

            Balance at December 31, 1997                     $ 1,438,000
            Additions to reserve                               3,231,000
            Charge off/recoveries                             (1,066,000)
            Transferred to loans held for sale                  (812,000)
                                                             -----------

            Balance at June 30, 1998                         $ 2,791,000
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


FINANCIAL CONDITION

            Total consolidated assets of the Company increased $37.5 million, or 16.5%, to $265.4 million at June 30, 1998 from $227.9 million at December 31, 1997. The increase resulted primarily from an increase in interest-only strips receivable and investments, partially offset by decreases in cash and cash equivalents and loans receivable. Interest-only strips receivable increased $54.1 million, or 57.3%, to $148.5 million at June 30, 1998 from $94.4 million at December 31, 1997, reflecting the Company's retained interest in excess spread on loans sold for securitization. Investments increased $52.3 million, to $52.3 million at June 30, 1998 from $0 million at December 31, 1997. The investments held by the Company are comprised of loans originated by the Company at or prior to June 30, 1998, which the Company was committed to sell to the PacificAmerica Home Equity Loan Trusts Series 1998-2F and 1998-2V as of June 30, 1998. The market value for the loans was established upon the securitization closing date of June 25, 1998, at which date the Trusts prefunded the purchase price for the loans, and the loans were delivered to the Trusts on August 6, 1998. Cash and cash equivalents decreased $59.3 million, or 89.7%, to $6.8 million at June 30, 1998 from $66.1 million at December 31, 1997. Loans receivable decreased $8.7 million, or 42.2%, to $11.9 million at June 30, 1998 from $20.6 million at December 31, 1997, reflecting the sale of $5.6 million of "piggyback" loans.

            Total liabilities increased $28.5 million, or 15.9%, to $208.0 million at June 30, 1998 from $179.5 million at December 31, 1997, due to increases in notes payable, accrued interest payable, thrift certificates and deferred income taxes partially offset by decreases in accounts payable and accrued expenses. Notes payable increased $20.1 million, or 71.0%, to $48.4 million at June 30, 1998 from $28.3 million at December 31, 1997, reflecting the increase in residual financing received upon completion of the first and second quarter 1998 securitizations. Accrued interest payable increased $1.6 million, or 400.0%, to $2.0 million at June 30, 1998 from $0.4 million at December 31, 1997 reflecting the increased balance on the residual financing. Thrift certificates increased $3.5 million, or 2.6%, to $136.0 million at June 30, 1998 from $132.5 million at December 31, 1997. Management of Pacific Thrift and Loan Company ("Pacific Thrift"), the Company's primary operating subsidiary, adjusts rates on thrift certificates on a regular basis in order to control the increase or decrease in the total outstanding certificates, as management deems necessary to support Pacific Thrift's cash flow requirements. Deferred income taxes increased $5.9 million, or 48.8%, to $18.0 million at June 30, 1998 from $12.1 million at December 31, 1997 due to an increase in pretax income. Accounts payable and accrued expenses decreased $2.3 million, or 37.7%, to $3.8 million at June 30, 1998 from $6.1 million at December 31, 1997.

            Total stockholders' equity increased by $9.0 million, or 18.6%, to $57.4 million at June 30, 1998 from $48.4 million at December 31, 1997, reflecting primarily the net income from operations of $7.9 million in the first six months of 1998 and approximately $1.0 million in proceeds from the issuance of stock.


RESULTS OF OPERATIONS

GENERAL

            The Company reported net income of $4.8 million, $0.95 basic earnings per share and $0.90 diluted earnings per share, for the quarter ended June 30, 1998. For the comparable period of 1997, the Company reported net income of $4.0 million, $1.06 basic earnings per share and $0.86 diluted earnings per share. For the six months ended June 30, 1998, the Company reported net income of $7.9 million, $1.57 basic earnings per share and $1.48 diluted earnings per share. For the comparable six months of 1997, the Company reported net income of $7.0 million, $1.86 basic earnings per share and $1.50 diluted earnings per share. These results are not necessarily indicative of results for any other interim period or for the full year. The increase in net income was primarily due to the increase in gain on sale of loans in the quarter and six months ended June 30, 1998. Loans originated for sale increased $84.3 million, or 41.7%, to $286.6 million for the quarter ended June 30, 1998, from $202.3 million for the quarter ended June 30, 1997 and increased $146.8 million, or 42.5%, to $492.2 million for the six months ended June 30, 1998, from $345.4 million for the six months ended June 30, 1997. Gain on sale of loans increased by $9.7 million, or 53.0%, to $28.0 million for the quarter ended June 30, 1998, from $18.3 million for the quarter ended June 30, 1997 and increased by $18.4 million, or 58.0%, to $50.1 million for the six months ended June 30, 1998, from $31.7 million for the six months ended June 30, 1997. The decrease in earnings per share reflects the issuance of additional shares, primarily from the exercise of general partner warrants and subscriber warrants.

INTEREST INCOME

            Total interest income increased $0.8 million, or 28.6%, to $3.6 million for the quarter ended June 30, 1998 from $2.8 million for the quarter ended June 30, 1997 and increased $1.3 million, or 23.6%, to $6.8 million for the six months ended June 30, 1998 from $5.5 million for the six months ended June 30, 1997. Total interest expense increased $2.0 million, or 181.8%, to $3.1 million for the quarter ended of June 30, 1998 from $1.1 million for the quarter ended June 30, 1997 and increased $3.1 million, or 140.9%, to $5.3 million for the six months ended of June 30, 1998 from $2.2 million for the six months ended June 30, 1997, reflecting an increase in financing on the Company's interest-only strips receivable. Net interest income before provision for loan losses decreased $1.3 million, or (76.5%), to $0.4 million for the quarter ended June 30, 1998 from $1.7 million for the quarter ended June 30, 1997 and decreased $1.8 million, or (54.5%), to $1.5 million for the six months ended June 30, 1998 from $3.3 million for the six months ended June 30, 1997.

PROVISION FOR LOAN LOSSES

            The provision for loan losses increased $1.1 million, or 157.1%, to $1.8 million for the quarter ended June 30, 1998, from $0.7 million for the quarter ended June 30, 1997 and increased $2.2 million, or 220.0%, to $3.2 million for the six months ended June 30, 1998, from $1.0 million for the six months ended June 30, 1997 The total allowance for loan losses was $2.8 million at June 30, 1998, compared to $1.4 million at December 31, 1997. The increase in the provision for loan losses reflects the higher reserve levels maintained by the Company on "piggyback" loans, which are small second mortgage loans made concurrently with the first mortgage loans to the same borrower. Historically these loans are sold at book value, net of reserves, within 60 to 90 days after they are originated. The adequacy of the allowance for loan losses is based on a variety of factors, including the size of the Company's loan portfolio, which does not include loans held for sale, loan classifications and underlying loan collateral values, and is not directly proportional to the level of nonperforming portfolio loans. The ratio of nonaccrual portfolio loans past due 90 days or more ($1.3 million) to total portfolio loans ($15.1 million) was 8.6% at June 30, 1998, compared to a ratio of 8.5% of nonaccrual loans past due 90 days or more ($1.9 million) to total portfolio loans ($22.3 million) at December 31, 1997. Total portfolio loans decreased due to the Company's focus on originating loans for sale.

NONINTEREST INCOME

            Total noninterest income increased $10.0 million, or 54.6%, to $28.3 million for the quarter ended June 30, 1998 from $18.3 million for the quarter ended June 30, 1997 and increased $18.8 million, or 59.3%, to $50.5 million for the six months ended June 30, 1998 from $31.7 million for the six months ended June 30, 1997. The primary source of noninterest income is gain on sale of loans originated for sale, which increased $9.7 million, or 53.0%, to $28.0 million for the quarter ended June 30, 1998 from $18.3 million for the quarter ended June 30, 1997 and increased $18.4 million, or 58.0%, to $50.1 million for the six months ended June 30, 1998 from $31.7 million for the six months ended June 30, 1997, due to the increase in volume of loans sold.

NONINTEREST EXPENSE

            Noninterest expense increased by $6.2 million, or 50.4%, to $18.5 million for the quarter ended June 30, 1998 from $12.3 million for the quarter ended June 30, 1997 and increased by $13.2 million, or 60.3%, to $35.1 million for the six months ended June 30, 1998 from $21.9 million for the six months ended June 30, 1997 due primarily to increases in salaries, employee benefits and personnel services and general and administrative expenses. Salaries, employee benefits and personnel services increased $3.0 million, or 45.5%, to $9.6 million for the quarter ended June 30, 1998 from $6.6 million for the quarter ended June 30, 1997 and increased $6.7 million, or 56.8%, to $18.5 million for the six months ended June 30, 1998 from $11.8 million for the six months ended June 30, 1997, representing increases in loan representative commissions and the hiring of additional support personnel related to increased loan volume. General and administrative expenses, which includes rent, appraisal fees, and telemarketing and other solicitation costs, increased $3.1 million, or 56.4%, to $8.6 million for the quarter ended June 30, 1998, from $5.5 million for the quarter ended June 30, 1997 and increased $6.6 million, or 69.5%, to $16.1 million for the six months ended June 30, 1998, from $9.5 million for the six months ended June 30, 1997. The increase is primarily from the increase in telemarketing and other solicitation costs which increased $1.5 million, or 187.5%, to $2.3 million for the quarter ended June 30, 1998 from $0.8 million for the quarter ended June 30, 1997 and increased $2.2 million, or 157.1%, to $3.6 million for the six months ended June 30, 1998 from $1.4 million for the six months ended June 30, 1997 due to the Company's focus on increasing retail loan volume.

PROVISION FOR INCOME TAXES

            Income tax provision increased $0.7 million, or 24.1%, to $3.6 million for the quarter ended June 30, 1998 from $2.9 million for the quarter ended June 30, 1997 and increased $0.7 million, or 13.7%, to $5.8 million for the six months ended June 30, 1998 from $5.1 million for the six months ended June 30, 1997 and is directly related to the increase in net income.

LIQUIDITY AND CAPITAL RESOURCES

            The primary sources of the Company's liquidity are cash and cash equivalents maintained by Pacific Thrift in connection with its deposit-taking activities and proceeds from sale of loans. At June 30, 1998, cash and cash equivalents totaled $6.8 million compared to $66.1 million at December 31, 1997. Under the terms of the Company's agreements with Advanta and Merrill Lynch, the Company receives an advance on its interest-only strips receivable for each securitization pool. Advances received from Advanta totaled $26.5 million at June 30, 1998, bear interest at rates between LIBOR plus 1% and LIBOR plus 2.0% (for an effective rate of 7.3% at June 30, 1998) and are repaid from all future payments on the interest-only strips due from Advanta to the Company. Advances received from Merrill Lynch totaled $20.4 million at June 30, 1998, bear interest at LIBOR plus 2.5% (for an effective rate of 8.2% and a combined effective rate of 7.6% at June 30, 1998) and are due one year from the date of each advance, or may be extended at the option of Merrill Lynch.

            Management of Pacific Thrift is able to regulate the inflow of funds from thrift certificates by adjusting interest rates to amounts slightly above or below prevailing rates. At June 30, 1998, Pacific Thrift increased the inflow of funds to thrift certificates, thereby resulting in a $3.5 million increase, or 2.6%, in outstanding thrift certificates to $136.0 million at June 30, 1998 from $132.5 million at December 31, 1997.

            Pacific Thrift is subject to certain leverage and risk-based capital adequacy standards applicable to FDIC-insured institutions. At June 30, 1998, Pacific Thrift was considered "under capitalized" due to its inability to meet one of the three applicable regulatory capital ratios, primarily because of the risk based capital rules applicable to interest-only strips receivable. Pacific Thrift is now required to submit a capital plan for approval by the FDIC under which it will become adequately capitalized within an acceptable time period. Pacific Thrift intends to submit a capital plan by the end of August under which it would become adequately capitalized by September 30, 1998. There can be no assurance that the FDIC will approve the capital plan or that additional conditions will not be imposed as a condition of approval. See the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Item 1. "Business - Supervision and Regulation -- Regulatory Actions."

            As indicated in the Statements of Cash Flows, the Company used $91.7 million in cash from operating activities, primarily for the origination of loans held for sale and accounts receivable, from January 1, 1998 through June 30, 1998. The Company realized $7.6 million from investing activities, primarily from the proceeds of sale of loans receivable, and realized $24.8 million from financing activities, primarily from residual financing, from January 1, 1998 through June 30, 1998.

YEAR 2000 COMPLIANCE INFORMATION

            The Company has undertaken a full assessment of its operations to determine all functions that will be impacted by the limitations on existing computer programs that use only two digits to identify the year in the date field. Substantially all of the Company's operating software systems, including loan origination, loan servicing, financial, human resources and payroll systems are outsourced to a third party provider. The Company distributed a written request for year 2000 compliance to all systems providers in the fourth quarter of 1997 and the first quarter of 1998 and has received responses from most providers. The loan origination, financial, human resources and payroll systems providers have represented that they will implement upgrades that make their systems year 2000 compliant. The loan servicing and thrift deposit system provider has indicated that it is currently undergoing restructuring and testing needed to become compliant before the end of 1998. The Company's PC and computer network operating system providers have posted representations on their internet web sites that they are each compliant. The Company has also contacted the servicers of the loan pools in which the Company holds interest-only strips receivable to determine their year 2000 compliance, and expects that they will become compliant before the year 2000. The Company is similarly awaiting responses from its bank, investment bank and appraisal service providers. The Company does not expect to incur any material costs in connection with the upgrades necessary to bring its systems or the servicer providers systems into year 2000 compliance.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

            For the quarter ended June 30, 1998, there were no material developments in litigation.

ITEM 2.  CHANGES IN SECURITIES.

            None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            On June 12, 1998, the Company held its annual meeting of stockholders. The stockholders voted upon (1) the election of one director; (2) the approval of a new employment agreement between the Company and Joel R. Schultz; (3) the approval of a new employment agreement between the Company and Richard D. Young; (4) the approval of an amendment to the Company's 1995 Stock Option Plan increasing the maximum number of shares covered by the plan from 660,000 to 800,000 shares, with an increase of 2% of the total issued and outstanding shares of the Common Stock on the first day of each subsequent calendar year, up to a maximum of 1,000,000 shares; (5) the approval of an amendment of the Company's Employee Stock Purchase Plan which increases the maximum number of shares covered by such plan from 130,000 to 260,000; (6) the ratification of the appointment of BDO Seidman, LLP as independent accountants for the fiscal year ending December 31, 1998. James C. Neuhauser, a director prior to the annual meeting, was nominated by management for re-election, and was re-elected at the meeting. The other members of the board of directors whose terms continue after the annual meeting were Joel R. Schultz, Paul D. Weiser, Richard D. Young, and Alan Siebler.

The following votes were cast for Mr. Neuhauser:

                                                          Authority
      Name                          For                    Withheld
      ----                          ---                    --------
James C. Neuhauser               4,379,454                  19,032

            The following votes were cast for each of the other proposals voted upon by the stockholders at the annual meeting:

                                                                                                Broker
      Proposal                         For               Against             Abstain          Non-Vote
      --------                         ---               -------             -------          --------
Approval of Amended
Employment Agreement
of Joel R. Schultz                   2,652,738            266,306             19,000          1,460,442

Approval of Amended
Employment Agreement
of Richard D. Young                  2,629,612            285,482             22,950          1,460,442


Approval of Amendment
to 1995 Stock Options Plan           2,623,955            254,546             21,126          1,489,859

Approval of Amendment
To Employee Stock
Purchase Plan                        2,664,307            223,496             20,824          1,489,859

Ratification of Appointment
of BDO Seidman, LLP                  4,352,162             20,298             26,026                 --

            Shareholders who wish to submit proposals to be included in the Company's proxy materials for the 1999 annual meeting may do so in accordance with Securities and Exchange Commission Rule 14a-8. For those shareholder proposals which are not submitted in accordance with Rule 14a-8, the Company's management proxies may exercise their discretionary voting authority, without any discussion of the proposal in the Company's proxy materials, for any proposal which is received by the Company after January 31, 1999.

ITEM 5.  OTHER INFORMATION

            None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            (a)         Exhibits. None.

            (b) On July 2, 1998 the Company filed a Report on Form 8-K with respect to the PacificAmerica Home Equity Loan Trusts Series 2F and 2V securitization transactions that closed on June 25, 1998.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 1998.


                                    PACIFICAMERICA MONEY CENTER, INC.
                                    (Registrant)



August 14, 1998                     JOEL R. SCHULTZ
                                    ------------------------------------------
                                    Joel R. Schultz,
                                    President


August 14, 1998                     CHARLES J. SIEGEL
                                    ------------------------------------------
                                    Charles J. Siegel,
                                    Chief Financial and Administrative Officer

          BANK HOLDING COMPANIES AND SAVINGS AND LOAN HOLDING COMPANIES
                           ARTICLE 9 OF REGULATION S-X



FINANCIAL DATA SCHEDULE - EXHIBIT-27