Form 10-Q
period 1998-09-30
PACIFICAMERICA MONEY CENTER INC
filed 1998-11-16
CIK 921623

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                QUARTERLY REPORT
                              ---------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                   PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                        SEPTEMBER 30, 1998 AND DECEMBER 31, 1997




                                                     (UNAUDITED)
                                                     SEPTEMBER 30,         DECEMBER 31,
                                                         1998                  1997
                                                     ------------          ------------
Assets

Cash & cash equivalents                              $ 22,034,000          $ 66,090,000
Accounts receivable, net                                  475,000             1,532,000
Note receivable                                                --             1,015,000
Interest receivable                                       362,000             1,274,000
Loans receivable, net  (Note 5)                         6,363,000            20,629,000
Loans held for sale                                   121,419,000            35,280,000
Interest-only strips receivable                       113,314,000            94,424,000
Real estate acquired in settlement of loans               739,000             2,028,000
Property and equipment, net                             5,626,000             3,596,000
Refundable income taxes                                        --               222,000
Other assets                                            3,645,000             1,776,000
                                                     ============          ============
                                                     $273,977,000          $227,866,000
                                                     ============          ============


Liabilities and Stockholders' Equity

  Thrift certificates payable
    Full-paid certificates                           $129,636,000          $113,731,000
    Installment certificates                           25,610,000            18,793,000
                                                     ------------          ------------
  Total thrift certificates payable                   155,246,000           132,524,000
  Accounts payable and accrued expenses                 3,748,000             6,121,000
  Accrued interest payable                              2,582,000               370,000
  Notes payable                                        75,992,000            28,318,000
  Deferred income taxes                                 1,094,000            12,147,000
                                                     ------------          ------------
                                                      238,662,000           179,480,000
                                                     ------------          ------------

Stockholders' Equity                                   35,315,000            48,386,000

                                                     ============          ============
                                                     $273,977,000          $227,866,000
                                                     ============          ============



  See accompanying Notes to Consolidated Financial Statements and Management's
    Discussion and Analysis of Financial Condition and Results of Operations

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                              ------------------------------      ------------------------------
                                                              SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                                  1998              1997              1998             1997
                                                              ------------      ------------      ------------      ------------
Interest Income:
  Interest and fees on loans receivable                       $  5,027,000      $  3,074,000      $ 11,408,000      $  8,395,000
  Interest on cash and cash equivalents                             81,000           167,000           484,000           348,000
                                                              ------------      ------------      ------------      ------------
                                  Total interest income          5,108,000         3,241,000        11,892,000         8,743,000
Interest Expense:
  Interest on thrift certificates greater than $100,000             29,000            13,000           113,000            13,000
  Interest on other thrift certificates                          2,138,000         1,479,000         5,731,000         3,641,000
  Interest on notes payable                                      1,529,000           508,000         3,100,000           519,000
                                                              ------------      ------------      ------------      ------------
                                 Total interest expense          3,696,000         2,000,000         8,944,000         4,173,000

                                    Net interest income          1,412,000         1,241,000         2,948,000         4,570,000
Provision for loan losses                                         (531,000)          225,000           (14,000)        1,272,000
                                                              ------------      ------------      ------------      ------------
           Net interest after provision for loan losses          1,943,000         1,016,000         2,962,000         3,298,000
                                                              ------------      ------------      ------------      ------------

Noninterest income (loss):
  Other income                                                   1,329,000            20,000         1,515,000            85,000
  Gain (loss) on sale of loans                                 (24,387,000)       22,585,000        23,233,000        54,254,000
                                                              ------------      ------------      ------------      ------------
                        Total noninterest income (loss)        (23,058,000)       22,605,000        24,748,000        54,339,000
                                                              ------------      ------------      ------------      ------------
Noninterest expense:
  General and administrative                                     8,326,000         5,599,000        24,407,000        15,117,000
  Salaries, employee benefits and personnel services             9,662,000         8,180,000        28,121,000        20,022,000
  Depreciation and amortization                                    210,000           168,000           651,000           494,000
  Expenses on real estate acquired in settlement of loans           35,000           154,000           117,000           525,000
  Net (gain) on sales of real estate acquired
    in settlement of loans                                         (58,000)           (8,000)          (39,000)         (175,000)
                                                              ------------      ------------      ------------      ------------
                              Total noninterest expense         18,175,000        14,093,000        53,257,000        35,983,000
                                                              ------------      ------------      ------------      ------------

                     Income (loss) before tax provision        (39,290,000)        9,528,000       (25,547,000)       21,654,000

  Tax provision (benefit)                                      (16,896,000)        4,002,000       (11,081,000)        9,096,000
                                                              ------------      ------------      ------------      ------------
                                      Net income (loss)       $(22,394,000)     $  5,526,000      $(14,466,000)     $ 12,558,000
                                                              ============      ============      ============      ============



Basic earnings (loss) per share (Note 2)                      $      (4.35)     $       1.36      $      (2.85)     $       3.24

Diluted earnings (loss) per share (Note 2)                    $      (4.35)     $       1.10      $      (2.85)     $       2.62



  See accompanying Notes to Consolidated Financial Statements and Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                               NINE MONTHS ENDED
                                                         --------------------------------
                                                         SEPTEMBER 30,      SEPTEMBER 30,
(Increase) Decrease in Cash and Cash Equivalents             1998               1997
                                                         -------------      -------------
Cash flows from operating activities:
Net income (loss)                                        $ (14,466,000)     $  12,558,000
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
  Depreciation and amortization                                651,000            494,000
  Provision for loan losses                                    (14,000)         1,272,000
  Provision for OREO losses                                    135,000                 --
  Net (gain) on sales of real estate
    acquired in settlement of loans                           (174,000)          (175,000)
  Proceeds from sale of loans originated for sale          739,137,000        512,720,000
  Origination of loans held for sale                      (804,454,000)      (537,833,000)
Net change in assets and liabilities:
  Accounts receivable                                        2,072,000            395,000
  Receivable for mortgage loans shipped                             --         24,310,000
  Interest receivable                                          912,000           (184,000)
  Premium receivable for loans sold                                 --          1,195,000
  Interest-only strips receivable                          (19,547,000)       (56,729,000)
  Other assets                                              (1,647,000)          (649,000)
  Accounts payable, accrued expenses,
     interest payable, and deferred
     income taxes                                          (11,214,000)        11,978,000
                                                         -------------      -------------
Net cash used in operating activities                     (108,609,000)       (30,648,000)
                                                         -------------      -------------

Cash flows from investing activities:
 Proceeds from sale of loans receivable                     21,815,000         17,063,000
 Proceeds from sale of other real estate                     1,813,000            903,000
 Net change in loans receivable                            (28,842,000)         1,952,000
 Purchases of property and equipment                        (2,681,000)        (1,129,000)
                                                         -------------      -------------
Net cash used in investing activities                       (7,895,000)        18,789,000
                                                         -------------      -------------

Cash flow from financing activities:
  Net increase from thrift certificates                     22,722,000         19,603,000
  Proceeds from stock issuance                               1,395,000          3,923,000
  Proceeds from notes payable                               50,331,000         17,415,000
  Payments on notes payable                                 (2,000,000)          (745,000)
                                                         -------------      -------------
Net cash provided by financing activities                   72,448,000         40,196,000
                                                         -------------      -------------


Net (decrease) increase in cash and cash equivalents       (44,056,000)        28,337,000

Cash and cash equivalents at beginning of period            66,090,000          8,640,000
                                                         -------------      -------------
Cash and cash equivalents at end of period               $  22,034,000      $  36,977,000
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


2)       EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earning per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potential common stock outstanding during the period. At September 30, 1998, 519,512 stock options were excluded from the calculation of earnings per shares due to their anti-dilutive effect. The following table presents the earnings per share data.

                                             THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                 1998              1997            1998               1997
                                             ------------      ------------     ------------      ------------
Net income (loss) (numerator)                $(22,394,000)     $  5,526,000     $(14,466,000)     $ 12,558,000
                                             ------------      ------------     ------------      ------------

Shares (denominator):
Weighted average common
      Shares outstanding for
      basic earnings per share                  5,146,063         4,078,177        5,077,586         3,876,334

Effect of dilutive common shares
     Subscriber warrants                               --            83,313               --            80,762
     General partner warrants                          --           532,823               --           516,510
     Options                                           --           332,620               --           322,437
                                             ------------      ------------     ------------      ------------

Diluted common shares                           5,146,063         5,026,933        5,077,586         4,796,043
                                             ------------      ------------     ------------      ------------


Basic earnings (loss) per common share       $      (4.35)     $       1.36     $      (2.85)     $       3.24
                                             ------------      ------------     ------------      ------------

Diluted earnings (loss) per common share     $      (4.35)     $       1.10     $      (2.85)     $       2.62
                                             ============      ============     ============      ============



3)       REVENUE RECOGNITION

         For the quarter ended September 30, 1998, the Company sold its loans on a whole loan basis where the gain on sale of loan is recognized as the cash premium paid on the value of the loans. Prior to the third quarter the Company sold loans for securitization, where the gain recognized represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold.

 The allocated carrying amount of loans sold for securitization is determined by allocating the original amount of loan between the portion sold and any retained interests (interest-only strips receivable), based on their relative fair values at the date of transfer. In addition, gain on sale includes non-refundable fees on loans sold and gains or losses on certain transactions structured as an economic hedge.

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

         In September 1998, the Company made a $19.2 million (net of tax benefit of $14.4 million) adjustment to the valuation of its interest-only strips receivable, reflecting the adoption of more conservative prepayment assumptions and a higher discount rate. The adjustment of the valuation in the interest-only strips receivable is in part due, and the delay in the sale of the Company's loans during the third quarter 1998 is primarily due, to a chain reaction of events which caused significant and sudden changes in the securitization market late in the quarter. These events began with the Asia economic crisis and the substantial losses incurred by several large hedge funds, which led to a general stock market decline, which resulted in an increased demand for U.S. Treasury securities. Since mortgages prices are based on comparable maturity Treasuries, yields on mortgages plummeted to lows not seen in decades, causing an increase in prepayments. As a result, Wall Street investment banks, one of the primary sources of funding to subprime lenders, made margin calls on loans to subprime lenders and reduced warehouse loan funding availability. This caused a number of asset-backed and mortgage-backed securitizors in September 1998, particularly subprime lenders, to experience significant liquidity shortages due to their reduced ability to obtain financing on loans and interest-only strips receivable. In order to relieve the liquidity shortages, a number of subprime lenders announced that they would begin selling their loans on a cash basis, creating an increase in supply of mortgage loans being sold for cash. These factors led to a reduced demand to purchase loans for securitization and an oversupply of loans for sale in the secondary loan market, which has continued in the fourth quarter of 1998. In addition, these market forces have had an impact on the secondary market for interest-only strips receivable, which has negatively affected the valuation of these receivables.

         During the third quarter of 1998, there was a moderate change in the performance of the Company's securitization pools, affecting primarily the Company's three oldest pools formed during the last quarter of 1996 and the first two quarters of 1997. That fact, coupled with the current unsettled nature of the securitization markets in general, led the Company to determine that it was necessary to adopt more conservative prepayment assumptions and a more conservative discount rate in the valuation of its interest-only strips receivable to reflect the higher risks perceived by the market for these types of assets. There has been no significant variation from assumptions in performance of the latter eight pools in which the Company has residual interests, which were formed in the last two quarters of 1997 and the first three quarters of 1998. The Company believes that the higher prepayment and default rates in the earlier pools may be due to the lower loan-to-value ratios and higher percentage of lower credit grade loans included in those pools than in the later pools. Lower loan-to-value ratios can result in higher prepayment rates as borrowers seek to refinance existing loans in order to obtain more cash, and lower credit grade loans generally lead to higher delinquency and default rates. Notwithstanding the fact that only three of the Company's loan pools have experienced increases in prepayment and default rates in excess of assumptions, the Company determined to increase the prepayment rate assumptions on all of its pools, which accounts for a portion of the valuation adjustment on the total interest-only strips receivable asset reflected in the September quarter.

         The other portion of the valuation adjustment is also due to recent adverse changes in the securitization markets, which have led to a general increase in discount rates applied in the determination of present value of interest-only strips receivable. In the past, discount rates were determined in the discretion of each holder of receivables, but were generally set at or near the average interest rate on mortgage loans held in each pool. Recently, however, discount rates have been increased in recognition of the adverse market conditions which have reduced demand for these receivables. The Company has increased the discount rate it uses to determine present value on its interest-only strips receivable from 11% to 15%, which it believes to be consistent with others in the industry at this time.

         The Company has obtained an independent analysis of the interest-only strips in all of its securitization pools, the results of which are consistent with the Company's adjusted valuation. The valuations reported by the Company in prior quarters were also consistent with the independent analyses performed for those quarters.

         The following table compares the Company's current assumed constant prepayment rates ("CPR") on each of the following securitization pools with life-to-date prepayment rates on each of those pools:


                                 CURRENT                         ANNUALIZED
POOL                              CPR (1)                   LIFE-TO-DATE CPR (2)
----                           -------------                --------------------
Aames 1996-4                        40%                            25.25%
Advanta 1997-1                      40%                            24.55%
Advanta 1997-2                      40%                            22.87%
Advanta 1997-3                      40%                            20.10%
Advanta 1997-4                      40%                            17.35%
PacificAmerica 1997-1 (3)           35%                            13.25%
PacificAmerica 1998-1               35%                            11.90%
Advanta 1998-1                      40%                            13.60%
PacificAmerica 1998-2               35%                             8.05%
Advanta 1998-2                      40%                            10.19%

Advanta 1998-3                      40%                                (4)


        (1) Reflects the peak CPR rates after the Company's ramp up period of 12 months.

        (2) Annualized life-to-date data for all pools is as of September 30, 1998 except for the Aames 1996-4 pool, which is as of August 31, 1998.

        (3) This pool was formed in December 1997. All other pools were formed in the quarter of the year in the order in which they are numbered.

        (4)     Not available due to recent age of loans.

The Company's current cash flow model further assumes an average 75 basis point annual loss rate on its pools (after the first six months). As of September 30, 1998 the Aames 1996-4 pool has experienced a 163 basis points loss life-to-date, Advanta 97-1 has experienced a 49 basis points loss life-to-date, Advanta 97-2 has experienced a 23 basis points loss life-to-date, Advanta 97-3 has experienced an 8 basis points loss life to date and no other pool has experienced a loan loss.

4)       RECLASSIFICATIONS

         Certain reclassifications of balances from prior years have been made to conform to the current year's reporting format.


5)       LOANS RECEIVABLE

         The following is a summary of Loans Receivable as of the date indicated below:

                              SEPTEMBER 30, 1998
                              ------------------
Interest bearing loans        $ 9,305,000
Deferred loan fees, net        (1,168,000)
Allowance for loan losses      (1,774,000)
                              -----------

Total                         $ 6,363,000
                              ===========



         The following is a summary of Allowance for Loan Losses:

Balance at December 31, 1997      $ 1,438,000
Reduction of reserve                  (14,000)
Charge off/recoveries                 350,000
                                  -----------

Balance at September 30, 1998     $ 1,774,000
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


FINANCIAL CONDITION

         Total consolidated assets of the Company increased $46.1 million, or 20.2%, to $274.0 million at September 30, 1998 from $227.9 million at December 31, 1997. The increase resulted primarily from an increase in loans held for sale and interest-only strips receivable, partially offset by decreases in net loans receivable and cash and cash equivalents. Loans held for sale increased $86.1 million, or 243.9%, to $121.4 million at September 30, 1998 from $35.3 million at December 31, 1997, due to loans originated in the third quarter that were not sold in that quarter. Interest-only strips receivable increased $18.9 million, or 20.0%, to $113.3 million at September 30, 1998 from $94.4 million at December 31, 1997, reflecting the Company's retained interest in excess spread on loans sold for securitization. Net Loans Receivable decreased $14.2 million, or 68.9%, to $6.4 at September 30, 1998 from $20.6 million at December 31, 1997, reflecting the sale of "piggyback" loans. Cash and cash equivalents decreased $44.1 million, or 66.7%, to $22.0 million at September 30, 1998 from $66.1 million at December 31, 1997.

         Total liabilities increased $59.2 million, or 33.0%, to $238.7 million at September 30, 1998 from $179.5 million at December 31, 1997, due to increases in notes payable and thrift certificates payable partially offset by decreases in deferred income taxes and accounts payable. Notes payable increased $47.7 million, or 168.6%, to $76.0 million at September 30, 1998 from $28.3 million at December 31, 1997, reflecting the increase in residual financing received upon completion of the 1998 securitizations and from a drawdown on a warehouse line of credit payable to Merrill Lynch. Thrift certificates payable increased $22.7 million, or 17.1%, to $155.2 million at September 30, 1998 from $132.5 million at December 31, 1997. Deferred income taxes decreased $11.0 million, or 90.9%, to $1.1 at September 30, 1998 from $12.1 million at December 31, 1997 due to the net loss on pretax income.

         Total stockholders' equity decreased by $13.1 million, or 27.1%, to $35.3 million at September 30, 1998 from $48.4 million at December 31, 1997, reflecting primarily the net loss from operations of $14.5 million in the first nine months of 1998.


RESULTS OF OPERATIONS

GENERAL

         The Company reported a net loss of $22.4 million, $4.35 basic and diluted loss per share, for the quarter ended September 30, 1998. For the comparable period of 1997, the Company reported net income of $5.5 million, $1.36 basic earnings per share and $1.10 diluted earnings per share. For the nine months ended September 30, 1998, the Company reported net loss of $14.5 million, $2.85 basic and diluted loss per share. For the comparable nine months of 1997, the Company reported net income of $12.6 million, $3.24 basic earnings per share and $2.62 diluted earnings per share. These results are not necessarily indicative of results for any other interim period or for the full year. The change from net income for the period ending September 30, 1997 to a net loss position for the comparable period in 1998 was primarily due to the $19.1 million valuation adjustment (net of tax benefit of $14.4 million) of the interest-only strips receivable at September 30, 1998. In addition to this valuation adjustment, the Company experienced a lower gain on sale of loans in the quarter ended September 30, 1998 due to the delay in sale of its September loan production. The Company sold a total of $234 million of loans in the third quarter to a major investment bank for cash at a weighted average price of 105.87% of par value. This purchaser advised the Company in mid-September that it had determined to discontinue purchasing loans due to its excess inventory. The Company was unable to find additional purchasers for its September loan production by the end of the quarter, and the Company therefore held a total of $121.4 million of loans held for sale at September 30, 1998, compared to a total of $34.7 million of loans held for sale at June 30, 1998.

         Loans originated for sale increased $119.9 million, or 62.3%, to $312.3 million for the quarter ended September 30, 1998, from $192.4 million for the quarter ended September 30, 1997 and increased $266.7 million, or 49.6%, to $804.5 million for the nine months ended September 30, 1998, from $537.8 million for the nine months ended September 30, 1997. Gain on sale of loans decreased $47.0 million, or 208.0%, to a loss of $24.4 million for the quarter ended September 30, 1998 from a gain of $22.6 million for the quarter ended September 30, 1997. Gain on sale of loans decreased by $31.1 million, or 57.3%, to $23.2 million for the nine months ended September 30, 1998 from $54.3 million for the nine months ended September 30, 1997. The decrease in gain on sale of loans is primarily due to the $19.1 million valuation adjustment net of tax benefit of $14.4 million of the interest-only strips receivable and the delay in sale of September's loan production.

         The adjustment of the valuation in the interest-only strips receivable is in part due, and the delay in the sale of the Company's loans during the third quarter 1998 is primarily due to a chain reaction of events which caused significant and sudden changes in the securitization market late in the quarter. During September 1998, a number of asset-backed and mortgage-backed securitizors experienced significant reductions in their ability to complete securitization transactions. In part, this may have been due to the financial difficulties of hedge funds, some of which where significant buyers of asset-backed and mortgage-backed investments, and which were required by their lenders to liquidate substantial portions of their portfolios, thereby creating an overabundance of supply and a reduced demand for new asset-backed and mortgage-backed investments. Many subprime lenders began experiencing liquidity shortages due to the inability to receive financing on loans or existing interest-only strips receivable. In order to relieve the liquidity shortages, a number of subprime lenders announced that they would begin selling their loans on a cash basis, creating an increase in supply of mortgage loans being sold for cash. These factors led to a reduced demand to purchase loans for securitization and an oversupply of loans for sale in the secondary loan market, which has continued into the fourth quarter of 1998. In addition, these market forces have had an impact on the secondary market for interest-only strips receivable, which has negatively affected the valuation of these receivables.

         During the third quarter of 1998, there was a moderate change in the performance of the Company's securitization pools, affecting primarily the Company's three oldest pools formed during the last quarter of 1996 and the first two quarters of 1997. That fact, coupled with the unsettled nature of the securitization markets in general, led the Company to determine that it was necessary to adopt more conservative prepayment assumptions and a more conservative discount rate in the valuation of its interest-only strips receivable to reflect the higher risks perceived by the market for these types of assets. There has been no significant variation from assumptions in performance of the latter eight pools in which the Company has residual interests, which were formed in the last two quarters of 1997 and the first three quarters of 1998. The Company believes that the higher prepayment and default rates in the earlier pools may be due to the lower loan-to-value ratios and higher percentage of lower credit grade loans in those pools than in the later pools. Lower loan-to-value ratios an result in higher prepayment rates as borrowers seek to refinance existing loans in order to obtain more cash, and lower credit grade loans generally lead to higher delinquency and default rates. Notwithstanding that only three of the Company's loan pools have experienced increases in prepayment and default rates in excess of assumptions, the Company determined to increase the prepayment rate assumptions on all its pools, which accounts for a portion of the valuation adjustment on the total interest-only strips receivable asset reflected in the September quarter.

         The recent adverse changes in the securitization markets have also led to a general increase in discount rates applied in the determination of present value of interest-only strips receivable. In the past, discount rates were determined at the discretion of each holder of receivables, and were generally set at or near the average interest rate of the underlying mortgage loans held in each pool. Recently, however, discount rates have been increased in recognition of the adverse market conditions which have reduced demand for these receivables. The Company has increased the discount rate it uses to determine present value on its interest-only strips receivable from 11% to 15%, which it believes to be consistent with others in the industry at this time.

         The Company has obtained an independent analysis of the interest-only strips in all of its securitization pools, the results of which are consistent with the Company's adjusted valuation. The valuations reported by the Company in prior quarters were also consistent with the independent analyses performed for those quarters. More detailed information concerning prepayment rate, loss rate and discount rate assumptions and pool performance data are contained in the Notes to the Financial Statements appearing elsewhere herein.

INTEREST INCOME

         Total interest income increased $1.9 million, or 59.4%, to $5.1 million for the quarter ended September 30, 1998 from $3.2 million for the quarter ended September 30, 1997 and increased $3.2 million, or 36.8%, to $11.9 million for the nine months ended September 30, 1998 from $8.7 million for the nine months ended September 30, 1997. Total interest expense increased $1.7 million, or 85.0%, to $3.7 million for the quarter ended September 30, 1998 from $2.0 million for the quarter ended September 30, 1997 and increased $4.7 million, or 111.9%, to $8.9 million for the nine months ended September 30, 1998 from $4.2 million for the nine months ended September 30, 1997, reflecting an increase in financing on the Company's interest-only strips receivable. Net interest income before provision for loan losses increased $0.2 million, or 16.7%, to $1.4 million for the quarter ended September 30, 1998 from $1.2 million for the quarter ended September 30, 1997 and decreased $1.7 million, or 37.0%, to $2.9 million for the nine months ended September 30, 1998 from $4.6 million for the nine months ended September 30, 1997.

PROVISION FOR LOAN LOSSES

         The provision for loan losses decreased $0.7 million, or (350.0%), to ($0.5) million for the quarter ended September 30, 1998, from $0.2 million for the quarter ended September 30, 1997 and decreased $1.3 million, or 100.0%, to no provision for the nine months ended September 30, 1998, from $1.3 million for the nine months ended September 30, 1997. The total allowance for loan losses increased $0.4 million, or 28.6% to $1.8 million at September 30, 1998, from $1.4 million at December 31, 1997. The decrease in the provision is due to the release of the reserve from a "piggyback" loan sale. "Piggyback" loans are small second mortgage loans made concurrently with the first mortgage loans to the same borrower. Historically these loans are sold at book value, net of reserves, within 60 to 90 days after they are originated. The adequacy of the allowance for loan losses is based on a variety of factors, including the size of the Company's loan portfolio, which does not include loans held for sale, loan classifications and underlying loan collateral values, and is not directly proportional to the level of nonperforming portfolio loans. The ratio of nonaccrual portfolio loans past due 90 days or more ($1.0 million) to total portfolio loans ($8.1 million) was 12.3% at September 30, 1998, compared to a ratio of 8.5% of nonaccrual loans past due 90 days or more ($1.9 million) to total portfolio loans ($22.3 million) at December 31, 1997. Total portfolio loans decreased due to the sale of portfolio loans during the first three quarters of 1998.

NONINTEREST INCOME (LOSS)

         Total noninterest income decreased $45.7 million, or (202.2%), to a loss of $23.1 million for the quarter ended September 30, 1998 from income of $22.6 million for the quarter ended September 30, 1997. Total noninterest income decreased $29.6 million, or 54.5%, to $24.7 million for the nine months ended September 30, 1998 from $54.3 million for the nine months ended September 30, 1997. The decrease was due to the decrease in gain on sale of loans originated for sale, which decreased $47.0 million, or (208.0%), to a loss of $24.4 million for the quarter ended September 30, 1998 from income of $22.6 million for the quarter ended September 30, 1997 and decreased $31.1 million, or 57.3%, to $23.2 million for the nine months ended September 30, 1998 from $54.3 million for the nine months ended September 30, 1997, primarily due to the valuation adjustment on the interest-only strips receivable and the delay of the sale of September loan production, as discussed above.

NONINTEREST EXPENSE

         Noninterest expense increased by $4.1 million, or 29.1%, to $18.2 million for the quarter ended September 30, 1998 from $14.1 million for the quarter ended September 30, 1997 and increased by $17.3 million, or 48.1%, to $53.3 million for the nine months ended September 30, 1998 from $36.0 million for the nine months ended September 30, 1997, due primarily to increases in salaries, employee benefits and personnel services and general and administrative expenses. Salaries, employee benefits and personnel services increased $1.5 million, or 18.3%, to $9.7 million for the quarter ended September 30, 1998 from $8.2 million for the quarter ended September 30, 1997 and increased $8.1 million, or 40.5%, to $28.1 million for the nine months ended September 30, 1998 from $20.0 million for the nine months ended September 30, 1997, due to increases in loan representative commissions and the hiring of additional support personnel related to increased loan volume. General and administrative expenses, which includes rent, appraisal fees, and telemarketing and solicitation costs, increased $2.7 million, or 48.2%, to $8.3 million for the quarter ended September 30, 1998, from $5.6 million for the quarter ended September 30, 1997 and increased $9.3 million, or 61.6%, to $24.4 million for the nine months ended September 30, 1998, from $15.1 million for the nine months ended September 30, 1997. The increase is primarily due to the overall increase in the volume of business and from telemarketing and solicitation costs which increased $1.0 million, or 111.1%, to $1.9 million for the quarter ended September 30, 1998 from $0.9 million for the quarter ended September 30, 1997 and increased $3.2 million, or 139.1%, to $5.5 million for the nine months ended September 30, 1998 from $2.3 million for the nine months ended September 30, 1997 due to the Company's focus on increasing retail loan volume.

PROVISION FOR INCOME TAXES

         Income tax provision (benefit) decreased $20.9 million, or 522.5%, to ($16.9) million for the quarter ended September 30, 1998 from $4.0 million for the quarter ended September 30, 1997 and decreased $20.2 million, or 222.0%, to ($11.1) million for the nine months ended September 30, 1998 from $9.1 million for the nine months ended September 30, 1997 and is directly related to the net loss reported for the period.

LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of the Company's liquidity are cash and cash equivalents maintained by Pacific Thrift in connection with its deposit-taking activities, proceeds from sale of loans, warehouse loan financing and interest-only strips receivable financing. At September 30, 1998, cash and cash equivalents totaled $22.0 million compared to $66.1 million at December 31, 1997. Under the terms of the Company's agreements with Aames, Advanta and Merrill Lynch, the Company received an advance on its interest-only strips receivable for each securitization pool. Advances received from Aames totaled $1.5 million at September 30, 1998, bear interest at a rate of 12.5% per annum and are repaid from future payments on the interest-only strip due from Aames. Advances received from Advanta totaled $28.7 million at September 30, 1998, bear interest at rates between LIBOR plus 1% and LIBOR plus 2.0% (for an effective rate of 6.6% at September 30, 1998) and are repaid on a pool by pool basis from the future payments on the interest-only strips due from Advanta to the Company. Advances received from Merrill Lynch totaled $18.4 million at September 30, 1998, bear interest at LIBOR plus 2.5% (for an effective rate of 7.8% and a combined effective rate of 7.4% at September 30, 1998) and are due one year from the date of each advance, or may be extended at the option of Merrill Lynch.

         As indicated in the Statements of Cash Flows, the Company used $108.6 million in cash from operating activities, primarily for the origination of loans held for sale, from January 1, 1998 through September 30, 1998. The Company used $7.9 million for investing activities, primarily for loans receivable, and realized $72.4 million from financing activities, primarily from residual financing from January 1, 1998 through September 30, 1998.

         The adverse changes in market conditions, and the Company's resulting inability to sell all of its loan production in the third quarter 1998 as originally anticipated, have also had a negative impact upon regulatory capital ratios of Pacific Thrift and Loan, the Company's wholly-owned subsidiary. While two of the three regulatory capital ratios are above the levels required to be classified as "adequately capitalized," the "total risk-based" capital ratio is now at a level classified as "significantly undercapitalized" under FDIC regulations. This is due to the high ratio of capital required to be held by Pacific Thrift to support its interest-only strip receivable assets under regulatory requirements. The Company is working with the California Department of Financial Institutions ("DFI") and the FDIC to develop an acceptable capital plan to restore this capital ratio of Pacific Thrift to a level determined to be "adequately capitalized." The capital plan will require approval of the FDIC and the DFI, and there can be no assurance that such approval will be granted, or that additional conditions or restrictions will not be imposed by the FDIC and/or the DFI as a condition of approval of the capital plan.

         Due to the various adverse market conditions which have occurred during the third quarter as described above, the Company's liquidity has also been adversely affected. The Company believes that its liquidity will improve during 1999 as it begins to receive cash flow from the interest-only strips receivable it currently holds. The Company is currently in discussions with its primary lender to restructure its debt payment obligations to levels consistent with its anticipated cash flow. However, no assurance can be given that this lender will agree to a restructuring of debt obligations.

YEAR 2000 COMPLIANCE INFORMATION

         The Company has undertaken a full assessment of its operations to determine all functions that will be impacted by the limitations of existing computer programs that use only two digits to identify the year in the date field. Substantially all of the Company's operating software systems, including loan origination, loan servicing, financial, human resources and payroll systems are outsourced to third party providers. The Company distributed a written request for year 2000 compliance information to all systems providers in the fourth quarter of 1997 and the first quarter of 1998 and has received responses from most providers. The loan origination, financial, human resources and payroll systems providers have represented that they will implement upgrades that make their systems year 2000 compliant at various dates before the year 2000. The loan servicing and thrift deposit system provider has indicated that it is currently undergoing restructuring and testing needed to become compliant before the end of 1998. The Company's network operating system providers have posted representations on their internet web sites that they are each year 2000 compliant. The Company has also contacted the servicers of the loan pools in which the Company holds interest-only strips receivable to determine their year 2000 compliance, and expects that they will become compliant before the year 2000. The Company is similarly awaiting responses from its bank, investment bank and appraisal service providers. The Company does not expect to incur any material costs in connection with the upgrades necessary to bring its systems or the servicer providers systems into year 2000 compliance. If the Company and third party providers upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner. The Company is currently developing a contingency plan to manage any systems failure which occurs as a result of year 2000 issues. The Company anticipates that contingency plans will be completed by approximately mid-1999.


SUBSEQUENT EVENTS

For the months of October 1998, the Company completed the sale of $33.8 million of loans at a weighted average price of approximately 103% of par value, a portion of which will be paid upon completion of securitization of loans by the purchaser. Additional sales have also been completed or are expected to be completed during November. The Company has been actively seeking additional purchasers for its loan production, and has received indicative bids from several prospective purchasers. The Company has provided additional information to some of these prospective purchasers, and currently anticipates that it will begin selling loans to some of these purchasers in the near future. The Company expects that the sale price for its existing and future loan production will be lower than the price received in the third quarter, but there is some indication that prices may increase from the lower October pricing levels.

Due to the continuing uncertainty in the subprime lending industry and the secondary market for loan sales, the Company discontinued operation of its wholesale loan division effective October 27, 1998 as disclosed in Form 8-K filed on November 4, 1998. Since the cost of loan production is significantly lower in the retail loan division, the Company has determined to focus all of its human and economic resources on the operation of the retail loan division.

Over the past several months, the wholesale loan division has produced approximately 75% of the Company's lending volume, and the retail loan division has produced approximately 25% of the lending volume. For the three months ended September 30, 1998, the wholesale loan division originated $235 million of loans, and the retail loan division originated $86 million of loans. Because of the discontinuation of the wholesale loan division, the Company now expects that its fourth quarter and 1999 loan production will be substantially lower than prior quarters.

Except for historical information contained herein, statements in this Report are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks include, among others: risk of inability to meet loan production or cost reduction goals; risks of further required reductions in loan production and costs necessary if market conditions deteriorate further; risk of inability to sell loans in sufficient volume or for a cash premium sufficient to operate on a cash flow positive basis; risk of further valuation adjustments on interest-only strip receivables; risk of inability to negotiate extensions of existing debt financing; and possible regulatory enforcement actions. For more complete information concerning factors which could affect the Company's financial results, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and other reports filed with the Securities and Exchange Commission.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         For the quarter ended September 30, 1998, there were no material developments in litigation.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibit 10.1

                        Amendment No. 1 To Master Repurchase Agreement and Supplemental Terms.

        (b) On October 5, 1998 the Company filed a Report on Form 8-K with respect to the $3 million loan from Fremont.

        (c) On November 4, 1998 the Company filed a Report on Form 8-K with respect to closing its wholesale division.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 16, 1998.


                                        PACIFICAMERICA MONEY CENTER, INC.
                                        (Registrant)



November 16, 1998                           /s/ Joel R. Schultz
                                            ------------------------------------
                                            Joel R. Schultz,
                                            President


November 16, 1998                           /s/ Charles J. Siegel
                                            ------------------------------------
                                            Charles J. Siegel,
                                            Chief Financial and Administrative
                                            Officer