Form 10-K
period 1998-12-31
PACIFICAMERICA MONEY CENTER INC
filed 1999-04-15
CIK 921623

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                       THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1998
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from _______________ to ______
                         Commission file number 0-20897


                        PACIFICAMERICA MONEY CENTER, INC.
             (Exact name of Registrant as specified in its charter)


           Delaware                           6162                  95-4465729
       (State or other                 (Primary Standard        (I.R.S. Employer
       jurisdiction of                     Industrial            Identification
incorporation or organization)     Classification Code Number)        Number)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES _X_ NO ___.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___.

     The number of shares of common stock of the Registrant outstanding as of March 15, 1999: 5,168,395 shares.

     The aggregate market value of the outstanding common stock of the Registrant held by non-affiliates of the Registrant, based on the market price at March 15, 1999 was approximately $2,342,521.

                        PACIFICAMERICA MONEY CENTER, INC.


     Except for historical information contained herein, statements in this report are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks include, among others, concentration of interest-only strips receivable, risk of loss on the interest-only strip receivables resulting from differences between actual and assumed prepayments or loss experience; risk of further changes in accounting methods for gains on sale of loans for securitization; loan delinquencies and defaults; possible decline of collateral values for loans; fluctuations in interest rates; increased competition in the lending industry resulting in lower lending rates and/or reduced loan originations; and possible regulatory enforcement actions and legislative action. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Risk Factors" below for a more complete description of these factors.

                                     PART I

Item 1.  Business

General

     PacificAmerica Money Center, Inc. (the "Company") is a mortgage banking company primarily engaged, through its subsidiaries, in the business of originating and selling home equity mortgage loans secured by single family residences. The Company has, since its formation in 1981, specialized in home equity loans for borrowers whose credit histories or other factors limit their access to credit from traditional mortgage lenders. The Company currently originates fixed and adjustable rate residential mortgage loans to borrowers of all credit grades. Borrowers generally obtain loans from the Company for the purpose of financing a purchase of the related property, refinancing an existing mortgage loan on more favorable terms, consolidating debt or obtaining cash proceeds for personal use by the borrowers.

     In the third quarter of 1998, a chain reaction of events occurred which caused significant and sudden changes in the subprime lending industry, and significantly and adversely affected the Company's business for the third and fourth quarters of 1998. These events began with the Asia economic crisis and the substantial losses incurred by several large U.S. hedge funds. These losses led to a general stock market decline in September 1998 as institutional investors decreased their holdings of a variety of securities in favor of U.S. Treasury securities, along with a sharp drop in buyers for the subordinated interests in mortgage securitization pools. Since mortgage prices are based on comparable maturity Treasuries, yields on mortgages plummeted to lows not seen in decades, causing an increase in prepayments on existing mortgage loans. Simultaneously, the lack of buyers for subordinated interests in mortgage securitization pools caused a reduction in the number of securitization pools completed in the third quarter of 1998. As a result of both the reduced value of existing securitization pools caused by increased prepayments and the inability to complete new securitizations, Wall Street investment banks, one of the primary sources of funding to subprime lenders, made margin calls on loans to subprime lenders and reduced warehouse loan funding availability. This caused a number of asset-backed and mortgage-backed securitization sponsors in September 1998, particularly subprime lenders, to experience significant liquidity shortages due to their reduced ability to obtain financing on loans and interest-only strips receivable. In order to relieve the liquidity shortages, a number of subprime lenders announced that they would begin selling their loans on a cash basis, creating an increase in supply of mortgage loans being sold for cash. These factors led to an oversupply of loans for sale in the secondary loan market, which has continued into the fourth quarter of 1998.

     As a result of these significant adverse changes in the subprime lending industry, the Company experienced a sudden loss of ready purchasers for its loans, as well as a substantial reduction in loan sale prices, beginning in the third quarter of 1998. Loan sale prices available to the Company in the secondary loan market were reduced from approximately 105% to 106% of par value, the price at which the Company sold loans in September 1998, to 101% to 102% of par value. The Company, along with many other subprime lenders, found it necessary to substantially reduce its loan origination volume and its loan origination costs, which it did by discontinuing its wholesale loan division effective as of October 28, 1998. The Company notes that several other large subprime lenders took similar actions to close or reduce their wholesale loan production units as a result of the reduction in loan sale prices. Over the first nine months of 1998, the wholesale loan division had produced approximately 75% of the Company's lending volume, and the retail loan division had produced the remaining approximately 25% of the lending volume. The closure of the wholesale loan division therefore had the effect of reducing by approximately 75% the total loans the Company expected to originate during the fourth quarter of 1998.

     Since October 27, 1998, the Company has continued originating loans exclusively through its retail loan division, where origination costs, net of fees, are approximately 23% lower than origination costs of wholesale loan origination. The retail division is able to offset costs of loan origination against loan fees charged to borrowers, which are retained by the Company upon sale of loans, and may be taken into income immediately upon sale of loans. In order to further reduce operating costs, between November 1, 1998 and March 18, 1999, the retail division has closed 7 of its 47 offices which were in operation at October 27, 1998, and the Company now has 40 retail offices operating in 21 states and the District of Columbia.

     Loan sale prices have partially recovered since the third quarter, as the Company's February and March loan sales have been at prices ranging from 102.5% to 103.5%. In addition, the Company has experienced an increase in the number of potential purchasers for its loans, and has sold loans to six different third party purchasers during the first quarter of 1999. However, neither prices nor demand levels have stabilized as of March 31, 1999. The Company has operated at a loss for the first three months of 1999, primarily because it has been unable to sell a sufficient amount of loans at currently available prices to cover its operating expenses.

     Management believes that the Company may return to profitable operations at current loan sale price levels, provided that it increases the monthly volume of loans originated by approximately $2 million and the monthly volume of loans sold by approximately $5 million from levels reached in the first three months of 1999. The Company is devoting all of its efforts towards these goals. In addition, the Company is continuing to seek strategic partners and strategic opportunities to improve its financial condition and its operations. During the second and third quarters of 1998, the Company held discussions with several potential purchasers of the Company, but the severe adverse conditions affecting the subprime lending industry in the third quarter caused the potential purchasers to terminate discussions with the Company. As conditions in the industry improve, the Company believes that more strategic opportunities will become available, although there can be no assurance that the Company will be able to complete a transaction with a strategic partner.

     The Company sells substantially all of its loans on a servicing released basis, so that the purchasers of the loans acquire all servicing rights. The Company is named as master servicer on three securitization pools which the Company securitized in 1997 and 1998, but the actual servicing is performed by a subservicer. The Company retains a small servicing department to service its loans held for sale and a small amount of loans held for investment.

     The Company's principal operating subsidiary is Pacific Thrift and Loan Company, a California corporation ("Pacific Thrift") and a California licensed thrift and loan formed in 1988. Pacific Thrift originates loans for sale, services the Company's loans held for sale and investment, and issues deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"). Pacific Thrift is subject to regulation by both the FDIC and the California Department of Financial Institutions (the "DFI"). In the fourth quarter of 1998, the FDIC and the DFI issued regulatory orders requiring Pacific Thrift to limit its lending volume to an amount which could readily be sold, to cease securitization of loans and to raise additional capital, among other things. (See "--Supervision and Regulation -- Regulatory Orders.")

     The Company also conducts business through PacificAmerica Money Centers, Inc. ("PAMC"), a Delaware corporation which currently originates loans under appropriate state licenses in four states in which Pacific Thrift cannot operate under state laws.

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

1996 Corporate Restructuring

     The Company commenced its operations in 1981 as a California limited partnership under the name Presidential Mortgage Company (the "Partnership"). On June 27, 1996, the Company and the Partnership completed a restructuring plan (the "Restructuring"), pursuant to which all of the assets and liabilities of the Partnership were transferred to the Company in exchange for shares of Common Stock of the Company. As a result of the Restructuring, 1,206,468 shares of Common Stock were issued to partners of the Partnership for their interests in the Partnership and $2,855,600 was paid by the Company to partners electing a "cash out option." As part of the Restructuring, the Company also sold warrants to the general partner of the Partnership (the "General Partner Warrants"), each exercisable until December 27, 1997, for one share of Common Stock at an exercise price of $7.50 per share. Concurrently with the solicitation of consent of the partners for the Restructuring, the Company made a rights offering to the partners of the Partnership and certain other related persons of the Partnership (the "Rights Offering"), pursuant to which a total of 649,256 shares were subscribed for and issued at $5.00 per share and 129,850 warrants ("Subscriber Warrants") were issued to the subscribers, each exercisable until June 27, 1998, for one share of Common Stock at an exercise price of $6.25 per share. Concurrently with the Restructuring, the Company completed a public offering of an additional 1,756,420 shares of Common Stock at $5.00 per share (the "Public Offering").

Revised Business Strategy

     Because of the sudden and severe changes in the secondary loan market which occurred in the third and fourth quarters of 1998 and the continued instability of the market through the first quarter of 1999, the Company has been required to substantially alter its business strategy from that followed prior to October 1998. The Company believes that borrower demand for subprime residential loans remains strong, and that the secondary loan market will eventually stabilize at prices higher than were generally available in the first quarter of 1999. During the current period of uncertainty, however, it is necessary to reduce expenses to the greatest extent possible without sacrificing loan quality or the franchise value of the existing retail operations. The Company has succeeded in reducing expenses over 48%, by closing five wholesale loan offices and 15 retail loan offices and reducing the number of its employees from 599 at September 30, 1998 to 215 at March 31, 1999. The Company now seeks to maximize its loan origination volume using its remaining 40 loan offices, through more focused direct mailing and telemarketing and renewed emphasis on self-generated loan originations through its existing loan representatives. In addition, the Company seeks to increase its revenues by increasing fee income on loans originated for sale.

     The Company believes that the value of its operations is enhanced because of its ability to operate through Pacific Thrift. As an FDIC insured financial institution, Pacific Thrift can generate funds for lending activity by issuing FDIC-insured deposits and take advantage of favorable federal laws in the states in which it operates. However, because of the adverse changes in the secondary loan market, the Company has been unable to meet the capital requirements of the FDIC for "adequately capitalized" institutions, and is required to raise additional capital under the terms of a Cease and Desist Order issued by the FDIC on December 14, 1998 (the "1998 Order"). (See Item 1. Business -- Supervision and Regulation -- Regulatory Actions.) Under the terms of the 1998 Order, the Company has agreed to raise approximately $20 million, which is the amount of additional capital necessary for Pacific Thrift to become "well capitalized" by June 30, 1999. The Company is currently seeking to raise the additional capital necessary to meet the requirements of the Order, but there can be no assurance that the Company will be successful in raising additional capital. The 1998 Order also limits Pacific Thrift's lending volume to an amount which may readily be sold and prohibits securitization of loans, among other things.

     The Company is also continuing to work with its financial adviser, Friedman, Billings, Ramsey & Co., Inc., to assist it in locating strategic partners or other opportunities. The Company intends to actively pursue strategic opportunities in 1999. There can be no assurance that any transactions will be completed by the Company either as a result of its engagement of Friedman, Billings, Ramsey & Co., Inc. or any other efforts to raise additional capital or enter into agreements with strategic partners.

Mortgage Loan Production

     General

     The Company has specialized in residential mortgage loans to borrowers underserved by traditional financial institutions since its formation in 1981. Until the Company began selling loans for securitization in late 1993, the Company generally originated loans to hold and service in its own loan portfolio. From 1994 through 1996, the Company steadily increased the volume of loans originated for sale and securitization and decreased the volume of loans originated for portfolio investment. In 1996, the Company determined to discontinue the origination of portfolio loans and concentrate all of its resources on increasing the volume of loans originated for sale and securitization. In the third quarter of 1998, the Company substantially discontinued loan securitization, and a majority of its loans have been sold for cash only since that time.

     The Company historically originated the substantial majority of its loans through independent loan brokers. In 1996, the Company began developing a retail division, which had expanded to 47 offices by October 1998. Since closing of the wholesale division in October 1998, substantially all loans have been originated through the retail division. The retail division has averaged total loan originations of approximately $25 million per month since November 1, 1998. The following table sets forth the combined loan originations by category and purchases, sales and repayments for the past two years:

                                          At or         At or          At or
                                         For the       for the        for the
                                        Year Ended    Year Ended    Year Ended
                                       December 31,   December 31,  December 31,
                                          1998           1997           1996
                                       -----------    -----------    -----------
                                               (Dollars in Thousands)

Beginning Balance                      $    55,909    $    51,662   $    56,485
         Loans Originated for Sale .
              Wholesale ............       662,006        584,527       292,116
              Retail ...............       273,084        183,699        43,355
         Junior loans ..............        21,651            -0-           -0-

         Portfolio Loans originated            -0-            -0-        37,987
         Loans purchased ...........           -0-            -0-           -0-
                                       -----------    -----------   -----------
         Total (1)..................     1,012,650        819,888       429,943
Less:
  Principal repayments .............        (2,326)        (1,053)      (12,388)
  Sales of loans originated for sale      (917,318)      (742,776)     (337,563)
  Sales of portfolio loans .........        (8,530)       (17,063)      (26,176)
  Transfers of REO net of reserves .          (904)        (2,936)       (3,945)
  Other net changes(2) .............        (1,314)          (151)        1,791
                                       -----------    -----------   -----------
         Total loans(1) ............   $    82,258    $    55,909   $    51,662
                                       ===========    ===========   ===========

(1)  Includes loans held for sale.

(2) Other net changes includes changes in allowance for loan losses, deferred loan fees, loans in process and unamortized premiums and discounts.

     Geographic Diversity

     Prior to 1994, the Company conducted lending operations exclusively in California. For the last four years, the Company has steadily expanded operations throughout the United States. At March 15, 1998, the Company operated 40 retail loan offices in 21 states and the District of Columbia, including 6 in California; 8 in the western states of Colorado, Nevada, Arizona, Utah, Washington and Minnesota; 12 in the mid-Atlantic states of Pennsylvania, Maryland, Virginia,

Delaware, New Jersey and the District of Columbia; 3 in the northeastern states of New York, Connecticut and New Hampshire; and 11 in the mid-western states of Ohio, Michigan, Wisconsin, Kentucky, Illinois and Indiana.

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

Credit
Classification                             A                           A-                           B
--------------                -------------------------------------------------------------------------------------
*Maximum LTV                      Owner       Non-Owner       Owner       Non-Owner       Owner       Non-Owner
                                Occupied      Occupied       Occupied     Occupied       Occupied      Occupied
Full Doc
SFR                                90%           80%           90%           80%           85%           75%
Condo/PUD                          90%           80%           90%           80%           85%           75%
2/3-4 Unit                         90%           80%           90%           80%           85%           75%
Alt Doc
SFR                                85%           75%           85%           75%           80%           70%
Condo/PUD                          85%           75%           85%           75%           80%           70%
2/3-4 Unit                         85%           75%           85%           75%           80%           70%
No Doc
(1003 Stated Income)(4)            80%           70%           80%           70%           80%           70%
--------------------

Maximum (2) Debt Ratio                    45%                         50%                          50%
----------------------
12 Month Mortgage Rating            0x30 0x60 0x90               2x30 0x60 0x90             2x30 1x60 0x90 or
------------------------
                                                                                            4x30 0.60 0x90 or
                                                                                            3x30 1x60(3) 0x90
Consumer Credit
---------------
General                        24 mos. excellent credit.      24 mos. good credit.     24 mos. satisfactory credit.
-------                         Minimum of 3 accounts       Minimum of 3 accounts        12 mo. "B" or better
                               open/active for 6 months.   open/active for 6 months.    Rental or Mtg. Rating but
                                                                                        no consumer credit (less
                                                                                           than 3 open/active
                                                                                               accounts).

Credit Items                   less than 25% of Credit      less than 35% of Credit      less than 40% of Credit
------------                     items derogatory. No         items derogatory. No           items derogatory.
(Accounts with no activity in  60 day derogatory credit.   90 day derogatory credit.
the last 24 months are not to
be considered.)

Bankruptcy                      2 yrs. since discharge/     2 yrs. since discharge/       1 yr since discharge/
----------                     dismissal with a minimum     dismissal with a minimum    dismissal with 3 "B" re-
                                of 3"A" re-established      of 3 "A-" re-established      established accounts
                              accounts (open/active for    accounts (open/active for   (open/active for at least
                                 at least 6 months).          at least 6 months).       6 mos.) or 18 mos. since
                                                                                       discharge/dismissal with no
                                                                                         re-established credit.

Credit
Classification                              C                         C-                         D
--------------                -------------------------------------------------------------------------------
*Maximum LTV                      Owner        Non-Owner      Owner      Non-Owner      Owner       Non-Owner
                                 Occupied      Occupied     Occupied      Occupied    Occupied      Occupied
Full Doc
SFR                                80%            70%          70%          65%          65%          60%#
Condo/PUD                          80%            70%          70%          65%          65%          60%#
2/3-4 Unit                         80%            70%          70%          65%          65%          60%#
Alt Doc
SFR                               75%(5)          70%          70%          65%          65%          60%#
Condo/PUD                          75%            70%          70%          65%          65%          60%#
2/3-4 Unit                         75%            70%          70%          65%          65%          60%#
No Doc
(1003 Stated Income)(4)          75-%(5)          65%          N/A          N/A          N/A           N/A
--------------------

Maximum (2) Debt Ratio                     55%                        55%                       60%
----------------------
12 Month Mortgage Rating              2x60 or 1x90                   1x120                 1x150 or more
------------------------


Consumer Credit
---------------
General                          24 mos. fair credit. No   24 mos. poor credit with   24 mos. poor credit. The
-------                          Consumer Credit (Less         some currently         majority of the credit is
                                   than 3 open/active        delinquent accounts.           derogatory.
                                       accounts).


Credit Items                     less than 50% of Credit   less than 60% of Credit       % of Credit items
------------                        items derogatory.          items derogatory.      derogatory not a factor.
(Accounts with no activity in
the last 24 months are not to
be considered.)

Bankruptcy                      BK filed at least 12 mos.   BK filed within last 12   Currently in BK. Must be
----------                      ago & discharged prior to   months but discharged/     paid through the loan.
                                 applying for loan. Open     dismissed prior to
                                BK 13 if filed at least 24   application for loan.
                                   mos. ago & evidence
                                provided that plan & mtg.
                                 paid as agreed. BK must
                                 be paid off thru loan.

Charge-offs, Collections and Judgments. Collections, Charge-offs and Judgments under $500 are not to be considered. All judgments that appear as a lien of record against the subject property must be paid through the loan. The date of the original occurrence of the collection is to be used in all credit.

--------------------
(1)  Loan cannot be upgraded to receive maximum LTV.
(2) Will allow 5% increase in D/R (not to exceed 60%) for a corresponding 5% reduction in LTV.
(3)  Max LTV is 90%.
(4) Not available for "fixed" income borrowers or wage earners with less than "B" final grade.
* For 2nd homes & vacation properties reduce maximum LTV by 5%. Maximum CLTV for second mortgages may not exceed 85%.

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

     The Company's guidelines permit the origination of fixed or adjustable rate loans that generally amortize over a period not to exceed 30 years. In addition to adjustable rate loans with interest rates that adjust on a quarterly basis throughout the term of the loans, the Company offers loans with fixed rates for the first two or three years, which automatically convert to adjustable rates after the initial fixed rate period. These loans are generally referred to as 2/28 or 3/27 loans. Loan amounts generally range from a minimum of $20,000 to a maximum of $350,000 unless a higher amount is specifically approved by senior management of the Company. The average loan size of loans originated during 1998 was approximately $98,000.

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

     In order to  determine  the  loan-to-value  ratio,  all home  equity  loans require at least one recent written appraisal on a current Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC") form with certain supporting information (e.g., location maps, legal descriptions, sale and listing histories, floor plans, and photographs) from a state licensed appraiser. Properties with higher appraised values ($650,000 in California and Hawaii, $500,000 elsewhere) require a second appraisal. All appraisals are required to contain at least three recently closed sales of comparable properties located near the subject property. The Company's appraisal review department reviews each appraisal for reasonableness, completeness, conformity with the Company's guidelines and acceptable property condition. If the internal review department believes there is insufficient information or data to perform the review internally, the appraisal is outsourced to an independent review appraisal company. The Company intends to continually monitor the quality of both its internal and external appraisal reviews with follow-up additional reviews on a percentage of loan appraisals. The Company's underwriting guidelines require that any major deferred maintenance on any property securing a loan be cured either by the applicant prior to loan closing or the amount to cure will be withheld from the proceeds of the loan until such deferred maintenance is completed.

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

     The following table sets forth selected information relating to loan originations for sale and securitization during the three years ended December 31, 1998 (portfolio loans which are not originated for sale and "piggyback loans" which are held for sale are not included):

                                                            Years Ended December 31,
                                                            ------------------------
                                                      1998             1997            1996
                                                      ----             ----            ----
Principal balance of loans                      $938,276,000     $768,226,000     $335,471,000

Average principal balance per loan                   $98,074          $93,867          $91,993

Percent of first mortgage loans (based on              96.1%            95.6%            95.1%
principal dollar amount of all loans
originated)

Weighted average interest rate                        10.62%           11.08%           11.57%

Weighted average initial loan-to value                78.37%           76.65%           66.92%
ratio

     Quality Control

     The Company's quality control program monitors and improves the overall quality of loan production. Sample loan files are reviewed on a regular basis to assure the accuracy of all credit information, the compliance with appraisal standards, the compliance with employment and income verification requirements and the accuracy of legal documents. Any inaccuracies or inadequacies are corrected, and the internal audit department reports its findings to senior management of the Company on a quarterly basis.

Loan Sales and Securitizations

     Since 1995, the Company has originated mortgage loans primarily for sale and securitization. Prior to the fourth quarter of 1996, the Company sold substantially all of its loans for a cash premium, with no continuing interest in the loans after sale. In the fourth quarter of 1996, the Company began retaining an interest-only strip receivable in the securitization trusts to which its loans were sold, under agreements with Aames Capital Corporation ("Aames") and Advanta Mortgage Conduit Services, Inc. ("Advanta"). In the fourth quarter of 1997 and the first and second quarters of 1998, the Company sponsored three of its own securitizations through Merrill Lynch, Pierce, Fenner & Smith ("Merrill"). In the third quarter of 1998, the Company determined to resume selling loans for cash only. In the later half of 1998, the Company has sold all loans for cash except for approximately $60 million of loans which were securitized under the Company's existing agreement with Advanta in October and November 1998. In the aggregate, the Company securitized $551 million of loans and sold $366 million of loans for cash in 1998, compared to $727 million of loans securitized and $16.0 million sold for cash in 1997.Gain on sale of loans was $32.8 million, $81.7 million and $29.2 million for 1998, 1997 and 1996.

     As of March 31, 1999, the Company held interest-only strips receivable in thirteen securitization trusts (the "Securitization Trusts"), including one formed by Aames in the fourth quarter of 1996, nine formed by Advanta in 1997, 1998 and the first quarter of 1999 and three sponsored by the Company (the "PAMM Trusts") in 1997 and 1998. Securities issued by each Securitization Trust are credit enhanced either through an insurance policy issued by a monoline insurer or through over-collateralization. The securities issued to investors in each of the Securitization Trusts were rated "AAA" by Standard & Poor's Ratings Group and "AAA" by Moody's Investor Service, Inc. Each of the Aames and Advanta Securitization Trusts holds loans sold by the Company as well as loans originated or purchased by Aames or Advanta. However, the Company's interest-only strip receivable in each of these Securitization Trusts is dependent primarily upon the performance of the loans originated by the Company and held by each of these Securitization Trust. All loans sold for cash or securitization have been sold on a nonrecourse basis, except for the obligation to repurchase any loan which does not meet certain customary representations and warranties, and the obligation to repurchase loans adversely affected by any breach of general representations and warranties. The Company is named as master servicer for loans held by the PAMM Trusts, and Advanta has been appointed Sub-Servicer. Advanta provides substantially all servicing related to the loans in the PAMM Trusts. Aames and Advanta are the servicers of the loans in the Securitization Trusts each of them has sponsored.

     To the extent that the Company or one of its subsidiaries originates loans for sale, it bears an interest rate risk between the loan approval date and the date that each loan is sold. However, loans are generally sold on a monthly basis, which reduces the risk of interest rate fluctuations. Loans which are held for sale during the period prior to sale are accounted for at the lower of cost or market value of such loans.

     In 1998 and 1997 the Company adjusted the fair value of interest-only strips receivable down by $38,300,000 and $2,306,000 (see Note 6 to Financial Statements included under Item 14 of Part IV).

Loan Portfolio

     Until Pacific Thrift began originating loans for sale in 1994, both the Partnership and Pacific Thrift originated loans primarily for their own loan portfolios, and generally held and serviced those loans until payoff or refinancing. In 1995, the Company stopped all portfolio lending. The Company does currently originate small second trust deed loans made to facilitate marketing of loans originated for sale (referred to as "piggy-back loans"). While a majority of these loans are sold in bulk loan sales, a portion of these loans are held and serviced by the Company. As of December 31, 1998, the aggregate balance of all portfolio loans held by the Company was approximately $9.4 million, net of loan loss reserves. All portfolio loans are secured primarily by one-to-four family residential, multi-family residential and commercial real property. The characteristics of the Company's remaining loan portfolio at December 31, 1998, are described below.

     Geographic Concentration. At December 31, 1998, the Company's loan portfolio included loans geographically distributed, based on principal loan balances, approximately 81% in Southern California (south of San Luis Obispo), 13% in Northern California and the remaining 6% in other states, primarily Washington and Oregon. The Company's portfolio loan policy limits the total dollar amount of loans and total number of loans made in each zip code area to no more than 5% of its total outstanding loans.

     Collateral. At each of the dates set forth below, the gross loan portfolio of the Company (net of reserves for loan losses) was collateralized by the following types of real property:

                              PORTFOLIO COLLATERAL

                                                Dec. 31, 1998                      Dec. 31, 1997                      Dec. 31, 1996
                               Dec. 31, 1998    Percentage of    Dec. 31, 1997     Percentage of    Dec. 31, 1996     Percentage of
                               Loan Balances   Total Portfolio   Loan Balances    Total Portfolio   Loan Balances    Total Portfolio
One-to-four family
residential property
     1st TDs                     $ 2,738,000         26.07%        $ 2,539,000          11.39%        $ 2,629,000          7.19%
     2nd TDs                       1,199,000         11.41           3,037,000          13.62          11,148,000         30.48
     3rd TDs                         101,000          0.96             452,000           2.03             701,000          1.92
 Home Imp. Loans                     827,000          7.88           1,090,000           4.89           1,322,000          3.61
                                 -----------        ------         -----------         ------         -----------        ------
TOTAL                              4,865,000         46.32           7,118,000          31.93          15,800,000         43.20
                                 ===========        ======         ===========         ======         ===========        ======
Five and Over
Multi-Family
residential property
     1st TDs                       1,679,000         15.98           5,425,000          24.34           8,468,000         23.15
     2nd TDs                          90,000          0.86             747,000           3.35             840,000          2.30
     3rd TDs                             -0-           -0-                 -0-            -0-                 -0-           -0-
                                 -----------        ------         -----------         ------         -----------        ------
TOTAL                              1,769,000         16.84           6,172,000          27.69           9,308,000         25.45
                                 ===========        ======         ===========         ======         ===========        ======
Commercial
Property
     1st TDs                       3,850,000         36.65           8,528,000          38.26           9,761,000         26.69
     2nd TDs                          20,000          0.19             445,000           2.00             869,000          2.38
     3rd TDs                             -0-           -0-              28,000           0.12             102,000          0.28
                                 -----------        ------         -----------         ------         -----------        ------
TOTAL                              3,870,000         36.84           9,001,000          40.38          10,732,000         29.35
                                 ===========        ======         ===========         ======         ===========        ======
Undeveloped
Property
     1st TDs                             -0-           -0-                 -0-            -0-             733,000          2.00
     2nd TDs                             -0-           -0-                 -0-            -0-                 -0-           -0-
     3rd TDs                             -0-           -0-                 -0-            -0-                 -0-           -0-
                                 -----------        ------         -----------         ------         -----------        ------
TOTAL                                    -0-           -0-                 -0-            -0-             733,000          2.00
                                 ===========        ======         ===========         ======         ===========        ======
TOTAL
PORTFOLIO
     1st TDs                       8,267,000         78.70          16,492,000          73.99          21,591,000         59.04
     2nd TDs                       1,309,000         12.46           4,229,000          18.97          12,857,000         35.16
     3rd TDs                         101,000          0.96             480,000           2.15             803,000          2.19
 Home Imp. Loans                     827,000          7.88           1,090,000           4.89           1,322,000          3.61
                                 -----------        ------         -----------         ------         -----------        ------
TOTAL                            $10,504,000        100.00%        $22,291,000         100.00%        $36,573,000        100.00%
                                 ===========        ======         ===========         ======         ===========        ======

     Loan Origination and Underwriting. Each portfolio loan made by the Company, other than "piggyback" loans as described below, was analyzed at origination based on the loan applicant's credit history and repayment ability, using the Company's then existing underwriting guidelines. Portfolio loans generally required credit histories from independent credit reporting companies, proof of income and independent appraisal reports of the value of the mortgaged property.

     Piggyback loans meet the same credit and documentation requirements as the companion senior loans originated for sale, except that loan-to-value ratios are usually 5% higher than the loan-to-value ratios allowed by the purchaser of the senior loans. To compensate for the higher loan-to-value ratios, the Company provides higher general reserves for piggyback loans. From time to time, the Company sells piggyback loans to third party purchasers. During 1998, the Company sold $28 million of piggyback loans at 79.4% of par value. During 1997, the Company sold $5.7 million of piggyback loans at par value. During 1996, the Company sold $5.5 million of piggyback loans, of which $3.8 million were sold for a discount of approximately 1% of par value and $1.7 million were sold at par value. As of December 31, 1998, the Company held 604 piggyback loans, with an aggregate principal balance of $4.3 million.

     Maturities and Rate Sensitivities of Loan Portfolio. The following table sets forth the contractual maturities of the loan portfolio at December 31, 1998.


                            PORTFOLIO LOAN MATURITIES

                                                                           At December 31, 1998
                             -------------------------------------------------------------------------------------------------------
                                                                                                 More
                                                 More             More            More          than 10         More
                                 One             than             than           than 5          years          than
                                 Year          1 year to         3 years        years to         to 20           20           Total
                               or Less          3 years        to 5 years       10 years         years          years         Loans
                             -------------  ---------------  ---------------  --------------  ------------  ------------   ---------
                                                                             (In thousands)
One- to four-family..........    $474             $392              $96            $576          $989        $1,511         $4,038
Multi-family.................      --               --              136           1,280           176           177          1,769
Commercial...................     247              902              383           2,169           130            39          3,870
Home improvement.............      15               33                5             759            15           --             827
                                 ----             ----             ----            ----          ----          ----          -----

Total amount due.............    $736           $1,327             $620          $4,784        $1,310        $1,727        $10,504
                                 ====           ======             ====          ======        ======        ======        =======

     The following table sets forth, as of December 31, 1998, the dollar amounts of loans receivable (not including loans held for sale) that are contractually due after December 31, 1999 and whether such loans have fixed or adjustable interest rates:

                                 PORTFOLIO LOANS

                                                 Due after December 31, 1999
                                            ------------------------------------
                                            Fixed        Adjustable        Total
                                            ------------------------------------
                                                      (In thousands)
One- to four-family ...............         $1,292         $2,272         $3,564
Multi-family ......................             --          1,769          1,769
Commercial ........................            884          2,739          3,623
Home improvement ..................            812            -0-            812
                                            ------         ------         ------
         Total loans
         receivable ...............         $2,988         $6,780         $9,768
                                            ======         ======         ======

     The Company generally rewrites a portfolio loan at maturity if the borrower makes a new loan application. In cases where the loan-to-value ratio has declined on an existing loan and no longer meets the applicable loan-to-value guidelines, the Company will generally rewrite the loan.

     A substantial portion of the Company's loan portfolio is repriced, pays off or matures approximately every year. Of the 28% of all loans bearing fixed rates at December 31, 1998, 1% were due in one year or less. Based upon these facts, over 72% of the loan portfolio at December 31, 1998, consisted of either variable rate loans or fixed rate loans which mature within one year. Management therefore expects that within one year, approximately 72% of the loan portfolio will be paid off or reprice at the rate in effect on the existing loan at the time the loan is repriced or the then applicable rate for new or refinanced loans.

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

Classified Assets and Loan Losses

     The Company's general policy is to discontinue accrual of interest and make a provision for anticipated loss on a loan when: (i) it is two or more payments contractually past due and the current estimated loan-to-value ratio is 80% or more; or (ii) the loan exhibits the characteristics of an in-substance foreclosure, generally including any loan as to which the borrower does not have the ability, willingness or motivation to repay the loan. The current estimated loan-to-value ratios of substantially all delinquent loans are determined by new independent appraisal or broker price opinions, unless an independent appraisal was obtained no more than twelve months prior to the monthly review of each delinquent loan. When a loan is reclassified from accrual to nonaccrual status, all previously accrued interest is reversed. Interest income on nonaccrual loans is subsequently recognized when the loan resumes payment or becomes contractually current as appropriate. Loans which are deemed fully or partially uncollectible by management are generally fully reserved or charged off for the amount that exceeds the estimated net realizable value (net of selling costs) of the underlying real estate collateral. Gains on the sale of real estate acquired in settlement of loans ("REO") are not recognized until the close of escrow.

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

     The determination of the adequacy of the allowance for loan losses is based on a variety of factors, including loan classifications and underlying loan collateral values, and the level of nonaccrual loans. Therefore, changes in the amount of nonaccrual loans will not necessarily result in increases in the allowance for loan losses. The ratio of nonaccrual portfolio loans past due 90 days or more to total portfolio loans was 21.83% at December 31, 1998, 4.96% at December 31, 1997, and 3.81% at December 31, 1996. The ratio of the allowance for loan losses to nonaccrual loans past due 90 days or more was 37.68% at December 31, 1998, 130.14% at December 31, 1997 and 176.76% at
December 31, 1996.

     The following table sets forth the number and remaining balances of all loans in the Company's loan portfolio (net of specific reserves for loan losses) that were more than 30 days delinquent at December 31, 1998, 1997 and 1996.

                                 PORTFOLIO LOAN
                                  Delinquencies

                              AT DECEMBER 31, 1998              AT DECEMBER 31, 1997                AT DECEMBER 31, 1996
                           -------------------------        ----------------------------       -----------------------------
           Loan               Loans       Percent of           Loans          Percent of         Loans           Percent of
       Delinquencies        Delinquent   Total Loans        Delinquent       Total Loans       Delinquent        Total Loans
       -------------       -----------   -----------        ----------       -----------       ----------        -----------
       30 to 59 days       $ 1,782,000      16.96%          $  150,000           .67%          $1,428,000           3.91%
       60 to 89 days           870,000       8.28%             321,000          1.44%           1,431,000           3.91%
      90 days or more        2,705,000      25.75%           1,913,000          8.58%           3,019,000           8.25%
                            ----------     -------          ----------         ------          ----------          ------
           TOTAL           $ 5,357,000      50.99%          $2,384,000         10.69%          $5,878,000          16.07%
                           ===========     =======          ==========         ======          ==========          ======

     Nonaccrual and Restructured Loans. The following table sets forth the aggregate amount of loans at December 31, 1998, 1997 and 1996 which were (i) accounted for on a nonaccrual basis; (ii) accruing loans which are contractually past due 90 days or more as to principal and interest payments; and (iii) troubled debt restructurings, which are defined in SFAS 15 as loans modified to reduce interest rates below market rates, to reduce amounts due at maturity, to reduce accrued interest or to loan additional funds.

                                 PORTFOLIO LOAN
                         Non Accruals and Restructurings

                                    Accruing Loans       Nonaccruing Loans
                                       Past Due          Past Due 90 Days      Troubled Debt
                                   90 Days or More            or More          Restructurings         Total
                                   ---------------            -------          --------------         -----
                                                               (Dollars in Thousands)
At December 31, 1998                      $412                 $2,293                  0             $2,705
At December 31, 1997                      $808                 $1,105                  0             $1,913
At December 31, 1996                    $1,625                 $1,394               $357             $3,376

     The following table sets forth information concerning interest accruals and interest on nonaccrual loans past due 90 days as of December 31, 1998, 1997 and 1996.


                             PORTFOLIO LOAN INTEREST
                             Due on Delinquent Loans

                                        Interest                                Interest Not
                                      Contractually                             Recognized on
                                      Due on Loans        Interest Accrued        Nonaccrual
                                        Past Due          on Loans Past Due     Loans Past Due
                                    90 Days or More        90 Days or More      90 Days or More
                                    ---------------        ---------------      ---------------
                                                       (Dollars in Thousands)
At December 31, 1998                      $299                   $ 30                $269
At December 31, 1997                      $323                   $119                $204
At December 31, 1996                      $886                   $133                $753

     Upon request of a borrower, the Company generally grants one to two month extensions of payments during the term of a loan. In 1998, one loan with a principal balance of approximately $60,000 was extended for a term not exceeding six months, and two loans with an aggregate principal balance of approximately $300,000 were modified. There were no delinquent loans rewritten. The Company applies the same documentation standards on a rewritten loan as on an original loan, and makes these accommodations only if it can be determined that the borrower has the ability to repay the loan on the modified terms. In general, this determination is made based upon a review of the borrower's current income, current debt to income ratio, or anticipated sale of the collateral.

     At December 31, 1998, the Company held REO (net of specific reserves) of approximately $200,000. In accordance with the policy for recognizing losses upon acquisition of REO, the Company charges off or posts specific reserves for those portions of the loans with respect to which REO has been acquired to the extent of the difference between the loan amount and the estimated fair value of the REO. Included in REO at December 31, 1998 were two commercial properties with an aggregate net book value of approximately $200,000. For the year ended December 31, 1998, total expenses on operation, including valuation allowances, and losses on sale of REO were $0.3 million and gains on sale of REO and REO income were $0.2 million, for a total expense of $0.1 million. There can be no assurance that net losses on the sale of REO will not be experienced in the future.

     Allowance for Loan Losses. The following is a summary of the changes in the consolidated allowance for loan losses of the Company for each of the years ended December 31, 1998, 1997 and 1996:


                                 PORTFOLIO LOANS
                             Reserve for Loan Losses

                                        At or for the Years Ended December 31,
                                       ----------------------------------------
                                          1998            1997            1996
                                                     (In thousands)
                                       ----------------------------------------
Balance at beginning of period........   $1,438        $  2,464        $  4,229
Provision for loan losses.............    1,314           3,087           1,151
Transferred to loans held for sale....      -0-          (1,902)            -0-
Chargeoffs............................   (1,888)         (2,211)         (3,187)
Recoveries............................      -0-             -0-             271
                                       --------        ---------      ---------
Balance at end of period.............. $    864        $  1,438        $  2,464
                                       ========        ========        ========

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

     Pacific Thrift's current policy is to maintain an allowance for loan losses equal to the amount determined necessary based upon Pacific Thrift's asset classification policy, which is written to conform with generally accepted accounting principles and FDIC requirements. PacificAmerica Money Center's current policy is to maintain an allowance for loan losses determined in accordance with generally accepted accounting principles.

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

Investment Activities

     Pacific Thrift maintains an investment portfolio which is used primarily for liquidity purposes and secondarily for investment income. Pacific Thrift's policy is to invest cash in short-term U.S. government securities or federal funds sold due in less than 30 days. Overnight federal funds sold are limited to no more than 100% of total capital at any single financial institution that is either adequately or well capitalized. If the financial institution is neither adequately nor well capitalized, the limit is $100,000. As of December 31, 1998, Pacific Thrift held $38 million in federal funds sold due in an overnight federal reserve account and approximately $3.6 million in deposits with a bank.

Sources of Funds
Deposits

     Pacific Thrift's major source of funds is FDIC-insured deposits, including passbook savings accounts, money market accounts and investment certificates (similar to certificates of deposit). Pacific Thrift attracts customers for its deposits by offering rates that are slightly higher than rates offered by large commercial banks and savings and loans. Pacific Thrift had no brokered deposits as of December 31, 1998. Management believes its deposits are a stable and reliable funding source. At December 31, 1998, Pacific Thrift had outstanding 3,373 deposit accounts of approximately $162 million.

     The following table sets forth the average balances and average rates paid on each category of Pacific Thrift's deposits for the three years ended December 31, 1998.

                                Deposit Analysis

                                    Averages for 1998          Averages for 1997             Averages for 1996
                                    -----------------          -----------------             -----------------
                                  (Dollars in Thousands)     (Dollars in Thousands)        (Dollars in Thousands)

                                  Average        Average     Average         Average       Average        Average
                                  Balance         Rate       Balance          Rate         Balance         Rate
Passbook/Money Market            $ 22,738         5.31%     $ 21,516          5.11%       $ 31,300         5.20%
Investment Certificates           116,058         5.93%       74,184          5.87%         47,582         5.86%
under $100,000
Investment Certificates             2,115         6.00%          823          6.08%            -0-           -0-
over $100,000                    --------         ----      --------          ----        --------         ----

Total                            $140,911         5.83%     $ 96,523          5.71%       $ 78,882         5.60%
                                 ========         ====      ========          ====        ========         ====


     The following schedule sets forth the time remaining until maturity for all certificates at December 31, 1998, 1997 and 1996.

                               Deposit Maturities

                                             At                  At                    At
                                        December 31,        December 31,          December 31,
                                            1998                1997                  1996
                                        (Dollars in         (Dollars in           (Dollars in
                                         Thousands)          Thousands)            Thousands)
Passbook/Money Market                     $ 29,692            $ 18,793              $ 24,659
                                          --------            --------              --------

Accounts under $100,000
  3 months or less                        $ 19,560            $ 20,588              $ 14,451
  Over 3 months through 6 months            35,852              32,649                19,745
  Over 6 months through 12 months           71,967              56,219                22,147
  Over 12 months                             4,741                  95                   -0-
                                          --------            --------              --------

                  Total                   $132,120            $109,551              $ 56,343
                                          --------            --------              --------

Accounts over $100,000
  3 months or less                             -0-            $    400              $    -0-
  Over 3 months through 6 months               -0-                 -0-                   -0-
  Over 6 months through 12 months              498               3,780                   -0-
  Over 12 months                               -0-                 -0-                   -0-
                                          --------            --------              --------

                  Total                   $    498            $  4,180              $    -0-
                                          --------            --------              --------

Total Deposits                            $162,310            $132,524              $ 81,002
                                          ========            ========              ========

Other Borrowings

     The Company has in the past utilized lines of credit and warehouse financing to finance its lending operations. In 1996 and the first part of 1997, the Company completed the final pay off of a bank credit line which in 1990 reached a peak borrowing of $82 million. In October 1997, the Company began using warehouse financing provided by Merrill Lynch pending securitization of loans by the Company through Merrill Lynch. This warehouse financing was paid off by December 31, 1998, and the Company is not currently using warehouse financing.

     The Company has also obtained advances from Aames, Advanta and Merrill Lynch on the interest-only strips receivable held by the Company in each of the Securitization Trusts, as further described below.

     The Company obtained an advance from Aames secured by the Company's interest in the Aames 1996- D Trust. The advance is repaid from cash flow on the Company's interest-only strips receivable. As of December 31, 1998, the Company owed a balance of approximately $1.9 million on the advance from Aames, which bears interest at 12.5% per annum. The loan is due in December 1999. The Company currently anticipates that a portion of the advance will be repaid with cash flow from the Aames 1996-D Trust by the maturity date of the advance, but that additional cash flow anticipated in 2000 will be necessary to fully repay the advance. No arrangements have yet been made with Aames for extension of the maturity date. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Accounting Considerations.").

Until the advance is fully repaid, the Company will not be entitled to receive cash flow for its interest in the Aames 1996-D Trust.

     The Company obtained advances from Advanta on each of the nine Advanta Trusts. All of these advances are non-recourse, and are payable solely from cash flow on the Company's interests in each of the Advanta Trusts. Cash flow is applied to repay advances from Advanta in accordance with the terms of an amortization schedule of between 36 and 48 months, as applicable to each Advanta Trust. As of December 31, 1998, the Company owed an aggregate balance of approximately $30 million (excluding accrued interest of $2.5 million), on the advances from Advanta, which bear interest at rates of between LIBOR plus 1% and LIBOR plus 2% per annum. Any advance which has not been fully repaid after 48 months from cash flow on the applicable Advanta Trust may be paid from cash flow from any other Advanta Trust.

     The Company obtained warehouse financing for loans sold to the PAMM Trusts in 1997 and 1998 under a Master Repurchase Agreement with affiliates of Merrill Lynch. The full remaining balance owed by the Company under this agreement was repaid as of December 31, 1998. Because of the reduction of its lending activities in the third quarter of 1998, the Company currently has no need for warehouse loan financing.

     The Company obtained advances from Merrill Lynch on each of the three PAMM Trusts under the terms of a Master Assignment Agreement with an affiliate of Merrill Lynch. The advances are secured by the Company's interest-only strips in the PAMM Trusts. At December 31, 1998, the Company owed a principal amount of $18.4 million under this agreement, bearing interest at a weighted average rate of approximately 7.5% (LIBOR plus 2.5% as of that date). Under the terms of the Master Assignment Agreement, each advance is due in one year unless extended pursuant to the mutual agreement of the Company and Merrill Lynch. In addition, the Company is required to make mandatory prepayments under the Master Assignment Agreement in the event that the interest-only strips assigned to Merrill Lynch experience a decline in value from the levels established at the time of the advance. Merrill Lynch requested the Company to make a payment of $2 million in October 1998 on the total amount owed under the Master Assignment Agreement. The initial advance of $4.8 million under the agreement matured in December 1998, $6.1 million matured in March 1999, and $7.5 million is scheduled to mature in June 1999. The Company notified Merrill Lynch in November 1998 that it would be unable to make principal or interest payments as they became due, and proposed a debt repayment schedule, with payments derived from anticipated cash flow on the Company's interest-only strips receivable in the PAMM Trusts. This plan was based on anticipated cash flows beginning in January 1999 and continuing without interruption. Merrill Lynch advised the Company in December 1998 that it did not at that time intend to exercise any of its rights other than to require that cash flow payments on the PAMM Trust interest-only strips receivable be made directly to Merrill Lynch. Merrill Lynch further indicated at that time a general willingness to discuss a repayment plan; however, in March 1999, the Company and Merrill Lynch were advised that cash flow payments would be suspended on the one PAMM Trust which had begun distributions of cash flow, because loan delinquencies had exceeded certain trigger levels provided for in the indenture agreement for that PAMM Trust. Until the loan delinquency levels on that PAMM Trust are reduced, all distributions that would otherwise be made on the interest-only strip receivable will be deposited into the reserve account for that PAMM Trust. As a result, no cash flow is currently being paid to Merrill Lynch. The Company and Merrill Lynch are currently reviewing possible actions to reduce the delinquency level on the PAMM 1997-1 Trust which would allow a resumption of cash flow distributions to Merrill Lynch. Until Merrill Lynch and the Company have some assurance as to the level of cash flow that can be expected over the near term, it is doubtful that a mutually acceptable payment plan can be agreed to between the parties. The Company has not received any further indication from Merrill Lynch of its intended course of action with respect to the debt owed, but there can be no assurance that Merrill Lynch will not exercise one or more of its rights, including a sale of the interest-only strips in the PAMM Trusts, unless an agreement can be reached on a repayment plan and distributions of cash flow on the interest-only strips in the PAMM Trusts are resumed as a source of payment to Merrill Lynch.

     In October 1998, while the Company was engaged in acquisition discussions with Fremont General Corporation ("Fremont"), the Company received a $3.0 million loan from Fremont. The proceeds of the loan were used to repay Merrill Lynch $2.0 million under the Master Assignment Agreement and $1.0 million to pay operating and other expenses of the Company. The loan was originally due and payable six months after termination of merger discussions with Fremont, but Fremont has extended the loan maturity until January 8, 2000. The loan is secured by a pledge of 100% of the stock of Pacific Thrift.

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

     The Company also faces competition in connection with the sale of its loans in the secondary loan market. Prior to the third quarter of 1998, the Company had not experienced difficulty in selling its loans, but recent market changes has reduced the number of loan purchasers, as well as a reduction in the prices offered for loans sold. Many of the companies selling loans are substantially larger and have greater financial resources than the Company. The Company believes that its record of loan quality is a positive factor in attracting purchasers of its loans. However, the adverse conditions currently affecting the Company, including regulatory actions and the status of its loan with Merrill Lynch, have had an adverse effect on the Company's ability to sell loans to some purchasers.

     Pacific Thrift faces competition for depositors' funds from other thrift and loans, banks, savings and loans and credit unions. Pacific Thrift does not offer checking accounts, travelers' checks or safe deposit boxes and thus has a competitive disadvantage to commercial banks and savings associations in attracting depositors seeking these services. Pacific Thrift's lower costs, however, enable it to compensate for the lack of a full array of services by offering slightly higher interest rates for deposits than most large banks and savings and loans, which are not, however, higher than prevailing rates at other small savings and loan associations and thrift and loans.

Employees

     During 1998, the Company and its subsidiaries reached a peak of 640 full-time employees, including 261 commission-based loan representatives. As a result of the closure of the wholesale loan division in October 1998 and additional layoffs, as of December 31, 1998 the Company and its subsidiaries had 234 full-time employees, including 83 commission-based loan representatives.

Supervision and Regulation

     Financial and lending institutions are extensively regulated under both federal and state law. Set forth below is a summary description of the principal laws which relate to the regulation of Pacific Thrift and PAMC. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Consumer Protection Laws

     Pacific Thrift and PAMC are subject to numerous federal and state consumer protection laws, including the Federal Truth-In-Lending Act, the Federal Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Federal Fair Debt Collection Practices Act and the Federal Reserve Board's Regulations B and Z. These laws and regulations, among other things, limit certain finance charges, fees and other charges on loans, require certain disclosures be made to borrowers and loan applicants, regulate the credit application and evaluation process and regulate certain servicing and collection practices. These laws and regulations impose specific liability upon lenders who fail to comply with their provisions, and may give rise to defense to payment of a borrower's obligation in the event of a failure to comply with certain applicable laws. Pacific Thrift and PAMC believe they are currently in compliance in all material respects with all applicable laws, but there can be no assurance that they or any other financial institution will be able to maintain such compliance. The failure to comply with such laws, or a determination by a court that their interpretation of law was erroneous, could have a material adverse effect on Pacific Thrift or PAMC.

State Law

     PAMC

     PAMC is currently a licensed lender in 11 states, and currently operates in four states. The lending laws of some states have certain interest and fee limitations, disclosure and loan document requirements and penalties for failure to meet these requirements. PAMC reviews the applicable lending laws of each state prior to commencement of business in the state and regularly monitors changes in the lending laws of all states in which it conducts business.

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

     A thrift and loan is subject to certain leverage limitations which are not generally applicable to commercial banks or savings and loan associations. In particular, thrift and loans may not have outstanding at any time investment certificates that exceed 20 times paid-up and unimpaired capital and surplus. Under California law, thrift and loans that desire to increase their leverage must meet specified minimum standards for liquidity reserves in cash, loan loss reserves, minimum capital stock levels and minimum unimpaired paid-in surplus levels. As approved by the DFI, Pacific Thrift can currently operate with a ratio of deposits to unimpaired capital and unimpaired surplus of up to 15:1. At December 31, 1998, Pacific Thrift's deposit ratio was 12.7:1.

     Thrift and loan companies are not permitted to borrow, except by the sale of investment or thrift certificates, in an amount exceeding 300% of tangible net worth, surplus and undivided profits, without the DFI's prior consent. All sums borrowed in excess of 150% of tangible net worth, surplus and undivided profits must be unsecured borrowings or, if secured, approved in advance by the DFI, and be included as investment or thrift certificates for purposes of computing the maximum amount of certificates a thrift and loan may issue. However, collateralized Federal Home Loan Bank advances are excluded for this test of secured borrowings and are not specifically limited by California law. Pacific Thrift had no borrowed funds (other than deposits) at December 31, 1998.

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

     Under provisions of FDICIA and regulations issued by the FDIC, additional limitations have been imposed with respect to depository institutions' authority to accept, renew or rollover brokered deposits. Pacific Thrift does not have any brokered deposits as of the date hereof.

     Pacific Thrift is subject to certain capital adequacy guidelines issued by the FDIC. See "Federal Law --Capital Adequacy Guidelines" under this heading.

Regulatory Actions

     On April 1, 1996, Pacific Thrift entered into a Memorandum of Understanding ("MOU") with the FDIC and DOC. The 1996 MOU provided that Pacific Thrift was required to (i) maintain Tier I capital of not less than 8% of total assets (ii) maintain an adequate reserve for loan losses (iii) eliminate assets classified "loss" as of September 30, 1995, reduce assets classified "substandard" as of September 30, 1995 to not more than $4,000,000 within 180 days, and reduce all assets classified substandard, doubtful and loss to no more than 50% of capital and reserves by September 30, 1996; (iv) obtain FDIC approval before opening additional offices; (v) develop strategies to stabilize net interest margin on portfolio loans and develop procedures to implement those strategies; and (vi) furnish written quarterly progress reports.

     On March 9, 1998, the 1996 MOU was replaced with a new MOU (the "1998 MOU") between Pacific Thrift and the FDIC. The 1998 MOU required Pacific Thrift: (i) continue to maintain Tier 1 capital of not less than 8.0% of total assets; (ii) by July 7, 1998, have and thereafter maintain risk-based capital of not less than 10.0% of total assets; (iii) maintain a fully funded loan loss reserve;
(iv) by March 19, 1998, eliminate assets classified "loss" as of June 30, 1997, and by September 5, 1998, reduce assets classified "substandard" to $4 million;
(v) by June 7, 1998, reduce and thereafter maintain the amount of interest-only strip receivables, net of tax liabilities, to no more than 100% of total capital; (vi) by June 7, 1998, obtain an independent valuation of interest-only strip receivables, and thereafter obtain an annual independent valuation of such receivables until they represent no more than 50% of Tier 1 capital; (vii) by June 7, 1998, and thereafter quarterly, perform valuations and cash flow analyses on the interest-only strip receivables; (viii) by May 8, 1998, eliminate and/or correct certain transactions between the Company and Pacific Thrift and develop, adopt, and implement a written policy governing the relationship between the Company & Pacific Thrift (ix) by June 7, 1998, revise, adopt and implement a written asset/liability management policy to include risk tolerance levels for income and annual independent audits of Pacific Thrift's interest rate risk process;
(x) pay no cash dividends without prior written FDIC approval; (xi) pay no executive or director bonuses without prior written FDIC approval; (xii) by June 7, 1998, submit a strategic plan covering the period 1998 through 2000 reflecting restricted growth of the interest-only strip receivable; and (xiii) by May 15, 1998, and thereafter at the end of each quarter, furnish written progress reports.

     On November 6, 1998, Pacific Thrift entered into a stipulation and consent to an order issued by the California Department of Financial Institutions (the "DFI"), under which Pacific Thrift agreed: (i) that it will not issue loan commitments without having a clearly identified and reasonably assured source of funds, such as deposits, loan sale commitments or other financing, with which to fund its loans; (ii) that it will not make any shareholder distributions except with the prior written approval of the DFI; and (iii) that it will discontinue selling loans under conduit loan sale arrangements through its parent company. The DFI Order is currently in effect, and management believes that Pacific Thrift is currently in compliance with all of the terms of the DFI order.

     On November 23, 1998, the Federal Deposit Insurance Corporation ("FDIC") issued a prompt corrective action directive against Pacific Thrift (the "PCA Directive"). The PCA Directive required that: (i) Pacific Thrift sell enough voting shares or obligations on or before December 31, 1998 to be adequately capitalized after the sale; (ii) that Pacific Thrift accept an offer to be acquired by a depository institution holding company or to combine with another insured depository institution if notified in writing by the FDIC that one or more grounds exist for appointing a conservator or receiver for Pacific Thrift;
(iii) that Pacific Thrift restrict the interest rates that it pays on deposits to the prevailing rates of interest on deposits of comparable amounts and maturities; (iv) that Pacific Thrift comply with Section 23A of the Federal Reserve Act as if subsection (d) (1) of that section did not apply; (v) that Pacific Thrift not commit to fund any loan until such time as Pacific Thrift or its parent has in place a formal written committed loan production warehousing line of credit; (vi) that Pacific Thrift not permit its average total assets, or its average total deposits, during any calendar month to exceed its average total assets, or its average total deposits, during the preceding calendar month; (vii) that Pacific Thrift shall not establish or operate any branch without FDIC approval or any loan production office without prior approval of the DFI; (viii) that Pacific Thrift not make any distributions to its parent or any affiliate or pay any bonuses or increase the compensation of any director or officer of Pacific Thrift. Certain provisions of the PCA Directive are not consistent with the 1998 Order (as described below), but the FDIC has advised that it does not intend to seek enforcement of the PCA Directive as long as the provisions of the 1998 Order are complied with.

     On December 14, 1998, Pacific Thrift entered into a stipulation and consent to an order issued by the FDIC (the "1998 Order") which replaced the 1998 MOU. Under the 1998 Order, Pacific Thrift has agreed: (i) to have and retain qualified management to operate its regulated business; (ii) to achieve, by January 31, 1999, and thereafter maintain, Tier 1 capital equal to or in excess of 8.0 percent of its total assets, and to achieve, by June 30, 1999, and thereafter maintain, Tier 1 risk-based capital of no less than 6.0 percent and total risk-based capital of no less than 10.0 percent; (iii) to maintain an adequate allowance for loan losses; (iv) to take the following steps with regard to its interest-only strips receivables: (a) by June 30, 1999, reduce the amount of the receivable as a percentage of total capital to no more than 100%; (b) not acquire or book any additional interest-only strips receivable without the consent of the FDIC; and (c) obtain quarterly and annual independent valuations of the existing interest-only strips receivable; (v) to prepare and submit a written two-year business/strategic plan; (vi) to discontinue selling loans under conduit loan sale arrangements through its parent company and, by February 27, 1999, to develop a plan for Pacific Thrift to directly achieve all of the benefits of prior intercompany conduit loan sales; (vii) by February 27, 1999, to develop a revised written asset/liability management policy specifically addressing interest rate risks associated with the mortgage banking business;
(viii) not to pay cash dividends or distributions without the prior written consent of the FDIC; (ix) not to enter into any executive compensation and/or bonus agreements without prior approval of the FDIC; (x) to develop and implement a written policy for all intercompany transactions with affiliates;
(xi) to furnish a description of the Order to its shareholder; and (xii) to furnish written quarterly progress reports detailing actions taken to comply with the Order. The 1998 Order is currently in effect, and Pacific Thrift is taking action to comply with the terms of the Order by the dates specified.

     On March 1, 1999, Pacific Thrift entered into a stipulation and consent to an order issued by the FDIC related to Year 2000 readiness (the "Year 2000 Order"). Under the Year 2000 Order, Pacific Thrift has agreed: (i) to designate an executive officer as the institution's Year 2000 Officer, who shall have authority to engage the services of a consultant who possesses the experience and qualifications necessary to achieve Year 2000 readiness and prepare the institution for contingencies that may arise relating to the Year 2000; (ii) by March 26, 1999, develop and adopt a plan for achieving Year 2000 readiness;
(iii) by April 15, 1999, develop and implement a remediation contingency plan setting forth the institution's alternative plans to assure continuity of operations in the event the institution must retain Year 2000 ready replacement mission-critical systems, suppliers, hardware or software from other alternate sources; (iv) by June 30, 1999, develop a business resumption contingency plan setting forth the institution's plans to mitigate risks associated with the failure of its systems at critical dates; (v) by no later than June 30, 1999, have in place mission-critical systems that are Year 2000 ready, including a written determination by the institution that the mission-critical systems have been tested successfully; (vi) for as long as the order is in effect, acquire or contract for the use of electronic information systems, hardware, operating systems, and applications software only if such hardware, systems, and software have been successfully tested for Year 2000 readiness prior to use by the institution; (vii) by April 10, 1999, perform due diligence reviews to determine whether the Year 2000 readiness procedures of its service providers and software vendors, and the time frames for implementation of those procedures, are adequate and by March 31, 1999, implement an internal testing or verification process, and complete such testing by June 30, 1999; (viii) by March 21, 1999, amend the institution's internal and external audit policies to require periodic audits of the institution's Year 2000 Plan and its implementation; (ix) provide monthly status reports to the Board of Directors and the FDIC detailing the institution's progress in implementing the Year 2000 Plan.

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

     The FDIC also has authority to prohibit thrift and loans from engaging in what, in the FDIC's opinion, constitutes an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of the FDICIA could limit the amount of dividends which Pacific Thrift may pay to the Company. See "Capital Standards" under this heading for a discussion of these additional restrictions on capital distributions.

     Thrift and loans are subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and other affiliates from borrowing from Pacific Thrift unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by Pacific Thrift to or in the Company or to or in any other affiliate is limited to 10% of Pacific Thrift's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of Pacific Thrift's capital and surplus (as defined by federal regulations). In addition, any transaction with an affiliate of Pacific Thrift must be on terms and under circumstances that are substantially the same as a comparable transaction with a non-affiliate. Additional restrictions on transactions with affiliates may be imposed on thrift and loans, under the prompt corrective action provisions of FDICIA.

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

     The federal banking agencies interagency policy statement on the allowance for loan and lease losses establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50% of assets classified doubtful;
(c) 15% of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months.

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

     The following table presents the capital ratios for Pacific  Thrift,  as of
December  31,  1998,  compared  to  the  regulatory  capital   requirements  for
adequately capitalized and well capitalized institutions.

                                              December 31, 1998
                                    ---------------------------------------
                                                                   Well
                                    Actual       Adequately     Capitalized
                                    Ratio       Capitalized     Requirement
                                    -----       -----------     -----------
Leverage ratio................       6.9%           4.0%           5.0%(1)
Tier 1 risk-based ratio.......       3.2%           4.0%           6.0%
Total risk-based ratio........       3.6%           8.0%          10.0%(1)

     (1) Pursuant to the 1998 Order, Pacific Thrift is required to maintain a minimum 8.0% leverage ratio and by June 30, 1999, to reach and thereafter maintain a 10.0% total risk-based capital ratio.

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

     In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of federal law. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

     "Well capitalized"                     "Adequately capitalized"
     ------------------                     ------------------------
     Total risk-based capital of 10%;       Total risk-based capital of 8%;
     Tier 1 risk-based capital of 6%; and   Tier 1 risk-based capital of 4%; and
     Leverage ratio of 5%.                  Leverage ratio of 4% (3% if the
                                            institution receives the highest
                                            rating from its primary regulator)

     "Undercapitalized"                     "Significantly undercapitalized"
     ------------------                     --------------------------------
     Total risk-based capital less          Total risk-based capital less
     than 8%;                               than 6%;
     Tier 1 risk-based capital less         Tier 1 risk-based capital less
     than 4%; or                            than 3%;
     Leverage  ratio less than 4% (3% if    or Leverage ratio less than 3%.
     the institution receives the highest
     rating from its primary regulator)

     "Critically undercapitalized"
     -----------------------------
     Tangible equity to total assets less than 2%.

     An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its leverage capital ratio actually warrants such treatment.

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

     Safety and Soundness Standards

     In July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by FDICIA. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

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

     Premiums for Deposit Insurance

     Pacific Thrift's deposit accounts are insured by the FDIC generally up to a maximum of $100,000 per separately insured depositor, and Pacific Thrift, like all FDIC-insured institutions, is subject to FDIC deposit insurance assessments. Pursuant to FDICIA, the FDIC adopted a risk-based system for determining deposit insurance assessments under which all insured institutions were placed into one of nine categories and assessed annual insurance premiums, ranging from $2,000 to 0.27% of insured deposits, based upon their level of capital and supervisory evaluation. Because the FDIC sets the assessment rates based upon the level of assets in the insurance fund, premium rates rise and fall as the number and size of bank failures increases and decreases, respectively. Under the system, institutions are assigned to one of three capital groups which is based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of FDIA, as discussed in "-- Capital Standards." These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be of minimal supervisory concern to those which are considered to be of substantial supervisory concern.


     Community Reinvestment Act and Fair Lending Developments

     Pacific Thrift, just as all other federally regulated banking institutions, is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. The FDIC rated Pacific Thrift "satisfactory" in complying with its CRA obligations as of the most recent examination date of November 1995.

     Potential Enforcement Actions

     Insured depository institutions, such as Pacific Thrift, and their institution-affiliated parties, which include the Company, may be subject to potential enforcement actions by the FDIC and the DFI for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by either agency or any written agreement with either agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits and with respect to Pacific Thrift and the Company, could also include the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of FDICIA.

Item 2.  Properties

     The Company's corporate headquarters are located at 21031 Ventura Boulevard, Woodland Hills, California 91364, where the Company leases approximately 20,000 square feet of office space. The lease expires on July 31, 2003. The Company also leases approximately 22,000 square feet of office space in Walnut Creek, California, where its Wholesale Division was headquartered, under leases which expire between July 1998 and November 2000, with the largest lease, for 14,000 square feet, expiring November 14, 2000. In addition, the Company leases approximately 28,000 square feet of office space in Irvine, California, where the Company's Retail Loan operations are headquartered, under a lease which expires on January 31, 2004. The Company also leases offices for its 40 current and 11 former retail branch offices which are located in 24 states. The average size of these retail branch offices is approximately 750 square feet, with an annual average base rent of approximately $16,800, generally with terms of 18 months or less. The Company has subleased approximately 12,500 square feet of office space in its Walnut Creek facility and is seeking to sublease an additional 9,500 square feet of the Walnut Creek facility, approximately 14,000 square feet of the Irvine facility and the 11 offices that it has closed since October 1998 as a result of the closing of the Wholesale Lending division and additional cost reduction actions. The Company believes its existing facilities are sufficient to support its current and planned levels of operations.

Item 3.  Legal Proceedings

     Except as described below, the Company is not currently a party to any litigation other than legal proceedings related to collection actions on loans receivable. The Company and its subsidiaries are regularly involved in collection actions incidental to the lending business. Some of these actions seek unspecified damages or substantial monetary damages in the form of punitive damages. The ultimate outcome of such litigation cannot presently be determined. Management, after review and consultation with counsel, and based upon historical experience with prior actions, has determined that it is unlikely that the outcome of any proceedings currently pending against the Company would have a material adverse impact on the Company's business, financial condition, results of operations or cash flows.

     On March 12, 1999, Pacific Thrift and Loan was served with a lawsuit filed by Aames Financial Corporation in Los Angeles Superior Court concerning loans sold to Aames on a whole loan basis between December 1993 and September 1996. The complaint alleges very generally, and without specific reference to any particular loans, that the loans sold by Pacific Thrift did not meet various representations and warranties made by Pacific Thrift at the time the loans were sold. The complaint further alleges that Aames has lost more than $15 million as a result of the failure of these unspecified loans to meet unspecified representations and warranties. As of the date of this report, Pacific Thrift has not filed a response to the complaint or conducted any discovery regarding the allegations made in the complaint.

     Management believes that there is no basis for any of the allegations for several reasons. First, in spite of the provisions of the loan sale agreements which allow Aames to demand that Pacific Thrift repurchase loans which did not meet representations and warranties, Aames has previously requested that Pacific Thrift repurchase only $1.1 million of loans in five years, which is less than one-half of 1% of the total amount of loans sold to Aames. Second, Aames has never previously identified to Pacific Thrift any problem loans other than those few loans Aames has previously requested be repurchased. Third, substantially all of the loans sold to Aames were written to Aames' own underwriting guidelines specifically for sale to Aames. Fourth, Aames reviewed in detail and approved every loan file for every loan originated for sale to Aames prior to loan funding. Fifth, Pacific Thrift had an independent review appraiser, selected from a list of appraisers approved by Aames, review every appraisal for every loan originated for sale to Aames. For these reasons, management of Pacific Thrift has no reason to believe that there is any merit to the complaint.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of stockholders during the fourth quarter of 1998.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     From June 1996 until February 26, 1999, the Company's Common Stock traded under the symbol PAMM on the Nasdaq National Market. The Common Stock was delisted from the Nasdaq National Market on February 26, 1999 because the trading price of the Common Stock was less than $1 per share and the market value of public float was less than $5 million. The Common Stock is currently traded on the OTC Bulletin Board. The following table sets forth the range of high and low sale prices. All share prices have been adjusted to reflect the two-for-one stock split in the form of a stock dividend effected on August 13, 1997.

                                               High                Low
                                               ----                ---

             1996
             ----
             Third Quarter                  $ 11.125            $ 6.500

             Fourth Quarter                   16.000             10.875

             1997
             ----
             First Quarter                    17.000             14.000

             Second Quarter                   16.375             12.000

             Third Quarter                    27.250             15.500

             Fourth Quarter                   29.500             15.000

             1998
             ----
             First Quarter                    26.000             16.000

             Second Quarter                   23.000             14.500

             Third Quarter                    14.875              3.500

             Fourth Quarter                    7.500             0.4375


         On March 31, 1999, the closing sale price for the Common Stock reported on the OTC Bulletin Board was $0.50 per share.

         As of March 22, 1999, there were approximately 2,150 shareholders of the Common Stock, including beneficial holders whose shares are held of record by brokerage firms and clearing agencies.

Dividend Policy

         The Company has never paid a cash dividend on its Common Stock. The Company's ability to pay dividends is subject to restrictions set forth in the Delaware General Corporation Law. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends either (i) out of the corporation's surplus (as defined in Delaware law), or (ii) if there is no surplus, out of the corporation's net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. However, pursuant to
Section 2115 of the California General Corporation Law, under certain circumstances, certain provisions of the California General Corporation Law may be applied to foreign corporations qualified to do business in California, which may reduce the amount of dividends payable by the Company.

         Since the Company derives a substantial amount of its revenues from Pacific Thrift, a California corporation, California law and FDIC regulations with respect to dividends have a substantial effect on the Company's ability to pay dividends. Under California law, a corporation is prohibited from paying dividends unless (i) the retained earnings of the corporation immediately prior to the distribution exceed the amount of the distribution; (ii) the assets of the corporation exceed 1-1/4 times its liabilities; or (iii) the current assets of the corporation exceed its current liabilities, but if the average pretax net earnings of the corporation before interest expense for the two years preceding the distribution was less than the average interest expense of the corporation for those years, the current assets of the corporation must exceed 1-1/4 times its current liabilities.

Item 6.  Selected Consolidated Financial Data

                              Selected Consolidated Financial and Other Data

         The following tables present selected consolidated financial and other data of the Company (or the Partnership for periods prior to June 27, 1996) as of and for each of the years in the five years ended December 31, 1998. The information below should be read in conjunction with, and is qualified in its entirety by, the more detailed information included elsewhere in this Report, including the Consolidated Financial Statements of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                                                  As of and for the Years Ended
                                                                                           December 31,
                                                                     1998          1997         1996          1995          1994
                                                                                       (Dollars In Thousands)
                                                                  ----------------------------------------------------------------
Statement of Operations Data:
Total interest income .........................................   $  16,660     $  11,730    $  11,502     $   9,577     $  11,404
Total interest expense ........................................      15,214         6,540        4,966         5,199         4,927
  Net interest income .........................................       1,446         5,190        6,536         4,378         6,477
Total noninterest income ......................................      33,788        82,055       29,994         9,440         2,071
Provision for loan losses .....................................       1,314         3,087        1,151         3,289         6,096
Other real estate owned expense ...............................         124           444          681         1,212           732
General and administrative expense ............................      69,274        54,151       28,227        13,099        12,140
Provision (benefit) for income taxes ..........................     (10,990)       12,468        1,658        (1,223)            1
                                                                  ---------     ---------    ---------     ---------     ---------
Income (loss) from continuing operations ......................     (24,488)       17,095        4,813        (2,559)      (10,421)
Income from discontinued operations ...........................         -0-           -0-          387           861           907
Loss on disposal of discontinued operations ...................         -0-           -0-       (1,038)          -0-           -0-
Net income (loss) .............................................   $ (24,488)    $  17,095    $   4,162     $  (1,698)    $  (9,514)
                                                                  ---------     =========    =========     =========     =========
Distributions paid ............................................         -0-           -0-          -0-           -0-           -0-
Basic earnings (loss) per share(1)
   Continuing operations ......................................       (4.82)         4.18         1.53         (1.82)
   Discontinued operations ....................................         -0-           -0-        (0.32)         0.41
   Net income .................................................       (4.82)         4.18         1.21         (1.41)

Diluted earnings (loss) per share(1)
   Continuing operations ......................................       (4.82)         3.48         1.27         (1.82)
   Discontinued operations ....................................         -0-           -0-        (0.26)         0.41
   Net income .................................................       (4.82)         3.48         1.01         (1.41)

Statement of Financial Condition Data:
Total assets ..................................................   $ 250,214     $ 227,866    $ 110,235     $  82,994     $ 103,747
Interest-only strip receivable ................................     116,628        94,424       11,698           -0-           -0-
Loans held for sale ...........................................      72,814        35,280       18,148        12,577        12,011
Portfolio loans(2) ............................................       9,444        20,629       33,515        43,908        53,045
Total deposits ................................................     162,310       132,524       81,002        60,156        69,501
Equity ........................................................      25,281        48,386       21,966         8,727        10,425

Selected Ratios (%)
Return on average assets ......................................      (10.24)%        9.95%        4.21%        (1.82)%       (8.73)%
Return on average equity ......................................      (66.48)%       48.60%       27.12%       (17.73)%      (62.67)%
Net interest margin(3) ........................................         .89%         5.24%        7.46%         5.79%         6.82%
Noninterest expense to average assets .........................       29.03%        31.85%       29.21%        15.33%        11.81%
Efficiency ratio(4) ...........................................      196.96%        62.58%       79.13%       103.57%       150.58%
Efficiency ratio excluding REO expense(4) .....................      196.61%        62.07%       77.27%        94.80%       142.02%
General and administrative expense to average assets ..........       28.98%        31.59%       28.52%        14.03%        11.13%
Average equity to average assets ..............................       15.41%        20.52%       15.51%        10.26%        13.92%
Loan originations .............................................   $ 938,065     $ 768,226    $ 373,457     $ 170,961     $  76,838

                                                                                  As of and for the Years Ended
                                                                                           December 31,
                                                                     1998          1997         1996          1995          1994
                                                                                       (Dollars In Thousands)
                                                                  ----------------------------------------------------------------
Asset Quality Data:
Nonaccrual loans ..............................................      2,293          1,105       $1,394        $  793        $3,146
REO (net of senior liens) .....................................        219          2,028        2,728         2,545         5,308
Total nonperforming assets ....................................      2,512          3,133        4,122         3,338         8,454
Troubled debt restructurings ..................................       -0-             -0-          357           948           -0-
Allowance for credit losses on portfolio loans ................        864          1,438        2,464         4,229         4,307
Net portfolio loan charge offs ................................      1,888          2,211       $2,916         3,367         4,912

Asset Quality Ratios:
Nonperforming assets to total assets ..........................       1.00%          1.37%        3.59%         4.02%         8.15%
Allowance for credit losses to net portfolio loans ............       9.15%          6.97%        7.35%         9.63%         8.12%
Allowance for credit losses to nonaccrual portfolio loans .....      37.68%        130.14%      176.76%       533.29%       136.94%
Net portfolio loan charge offs to average portfolio loans .....      12.56%          8.17%        7.53%         6.95%         7.16%

====================================================================================================================================

(1) Earnings per common share for the years ended December 31, 1996 and 1995 assumes the Restructuring (Note 1) took place at the beginning of the period and the Company was taxed for federal and state income tax purposes as a taxable corporation at a 42% effective tax rate.
(2) Net of allowances for loan loss and deferred loan fees and costs, including loans held for sale.
(3) Net interest margin represents net interest income divided by total average earning assets.
(4) Efficiency ratio represents noninterest expense divided by noninterest income and net interest income.

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

General

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

     The Company, through its subsidiaries Pacific Thrift and PAMC, is engaged in the business of originating, purchasing and selling mortgage loans secured primarily by one-to-four family residences. The Company's primary source of revenue is the recognition of gains upon sale of loans. Most loans sold by the Company until the fourth quarter of 1996 were sold for a cash premium received on the date of sale. Between the fourth quarter of 1996 and the fourth quarter of 1998, the Company sold its loans for securitization under agreements providing that it would retain an interest-only strip receivable in each securitization pool in which the Company's loans were sold. The Company recognized gain from the sale of these loans as the present value of the interest-only strips receivable. See "Certain Accounting Considerations," below. Since December 1998, the Company has sold all of its loans on a cash-only, whole loan sale basis. The Company currently intends to continue selling loans for cash only.

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

Certain Accounting Considerations

     Between the fourth quarter of 1996 and the fourth quarter of 1998, the Company sold loans for consideration consisting partly of interest-only strips receivable in securitization trusts. Interest-only strips receivable are recorded at their estimated fair value at the time of sale, based on the present value of the expected future cash flows. The Company estimates future cash flows from interest-only strips receivable utilizing assumptions that it believes are consistent with those that would be utilized by an unaffiliated third party purchaser. There is no active market for the sale of interest-only strips receivable, however, and there can be no assurance that the interest-only strips receivable could be sold to a third party purchaser for the fair value determined by the Company. In 1998 and 1997 the Company wrote down the fair value of interest-only strips receivable by $38,300,000 and $2,306,000 (see Note 6 to Financial Statements included under item 14 of Part IV).

     The  fair  value  of  the  Company's  interest-only  strips  receivable  is
determined  by  using  estimated   discounted  future  cash  flows  taking  into
consideration current and estimated future prepayment rates and default experience. Future cash flows are computed as the excess of the weighted average coupon on the loans sold over the sum of: (1) the coupon on the senior interests, (2) the contracted servicing fee, (3) expected losses to be incurred on the portfolio of loans sold over the lives of the loans, (4) overcollateralization and (5) fees payable to the trustee, the loan servicer or subservicer and the monoline insurer. The present value calculation uses prepayment and default assumptions that market participants would be expected to use for similar financial instruments that are subject to prepayment, credit and interest rate risk. The cash flows expected to be received by the Company are then discounted at an interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return on such a financial instrument. The carrying amount is considered to be a reasonable estimate of fair value. To the extent that actual future excess cash flows are different from estimated excess cash flows, the fair value of the Company's interest-only strips receivable is adjusted quarterly with corresponding adjustments made to operations in that period.

In September 1998, the Company made a $19.2 million (net of tax benefit of $14.4 million) adjustment to the valuation of its interest-only strips receivable, reflecting the adoption of more conservative prepayment assumptions and a higher discount rate. The adjustment of the valuation in the interest-only strips receivable in part, due to the delay in the sale of the Company's loans during the third quarter 1998 was primarily due, to a chain reaction of events which caused significant and sudden changes in the securitization market late in the quarter. See "Item 1 -- Business".

     During the third quarter of 1998, there was a moderate change in the performance of the Company's securitization pools, affecting primarily the Company's three oldest pools formed during the last quarter of 1996 and the first two quarters of 1997. That fact, coupled with the current unsettled nature of the securitization markets in general, led the Company to determine that it was necessary to adopt more conservative prepayment assumptions and a more conservative discount rate in the valuation of its interest-only strips receivable to reflect the higher risks perceived by the market for these types of assets. At the end of the third quarter of 1998, the Company increased its discount rate from 11% to 15% which it believes to be consistent with others in the industry.

     The fair value of the Company's interest-only strips receivable is calculated using the "cash out" method of estimating future cash flows from the various mortgage trusts. The "cash out" method assumes that the cash flows deposited in the overcollateralization reserve for each securitization trust are not available until they are actually distributed to the Company.

     In March 1999, the Company obtained an independent valuation and report of the interest-only strips receivable as of December 31, 1998, which determined fair values of the interest-only strips receivable using the discounted cash flow method of valuation. The fair value of the interest-only strips receivable reflected on the Statement of Financial Condition at December 31, 1998 is consistent with the results of that report. The following table compares the actual constant prepayment rates ("CPRs") through December 31, 1998 of each of the Company's Securitization Trusts with the model CPRs used to value interest-only strips recievable in those pools. Model CPRs are generally ramped up over a specified numeber of months after formation of each Securization Trust, and the later Trusts have not reached their full ramped-up CPR rate assumptions. The model CPRs astrisked below are the fully-ramped CPR rates for those pools which are currently in the ramp-up phase. CPR amounts are based on the models from the independent valuation.

                 COMPARISON OF ACTUAL CONSTANT PREPAYMENT RATES
                      WITH MODEL CONSTANT PREPAYMENT RATES


    Pool                 Securitization       Actual Life-           Model
 Description                  Date            To-Date CPRs           CPR
-------------            --------------       -------------         ------
AAMES    96-4               NOV 96               31.0%                29%

ADVANTA  97-1               FEB 97               25.6%                29%

ADVANTA  97-2               MAY 97               23.7%                30%

ADVANTA  97-3               AUG 97               22.8%                30%

ADVANTA  97-4               NOV 97               22.2%                29%

ADVANTA  98-1               MARCH 98             18.1%                29%

ADVANTA  98-2               JUNE 98              11.7%                29%*

ADVANTA  98-3               SEPT 98              10.2%                29%*

ADVANTA  98-4               NOV 98                N/A                 29%*

ADVANTA  99-1               MARCH 99              N/A                 29%*

PAMM     97-1               DEC 97               18.0%                29%*

PAMM     98-1               MARCH 98             15.3%                29%*

PAMM     98-2               JUNE 98               7.3%                29%*


*    RAMPS TO THESE CPRs

     The following table compares the actual annualized loan losses through December 31, 1998 for each of the Company's Securitization Trusts with the annual loss rate assumption used by the Company to value its interest-only strips receivable in those pools.

                     COMPARISON OF ACTUAL ANNUALIZED LOSSES
                         WITH ANNUAL LOAN LOSS RESERVES

                                                Actual               Annual
   Pool                  Securitization       Annualized            Loan Loss
Description                   Date              Losses               Reserve
-----------              --------------       ----------            ---------
Aames 96-4                  Nov 96               1.15%                1.00%

Advanta 97-1                Feb 97               0.40%                1.00%

Advanta 97-2                May 97               0.20%                1.00%

Advanta 97-3                Aug 97               0.13%                1.00%

Advanta 97-4                Nov 97               0.09%                1.00%

Advanta 98-1                March 98             0.00%                1.00%

Advanta 98-2                June 98              0.00%                1.00%

Advanta 98-3                Sept 98              0.00%                1.00%

Advanta 98-4                Nov 98               0.00%                1.00%

Advanta 99-1                March 99              n/a                 1.00%

PAMM 97-1                   Dec 97               0.05%                1.00%

PAMM 98-1                   March 98             0.02%                1.00%

PAMM 98-2                   June 98              0.00%                0.50%


     It is possible that the assumptions used to determine fair value of the Company's interest-only strips receivable could change in the future, due to changes required by future accounting pronouncements, the general economy, adverse changes in the securitization market, and actual prepayment and default experience which vary from the assumed rates, which would require adjustments in the reported fair value of the interest-only strip receivable. As a result the actual cash flows received by the Company could differ significantly from the modeled cash flows using current assumptions. The estimated fair value of the Company's interest-only strips receivable are reviewed quarterly with required adjustments, if necessary, made to earnings in that period. The Company intends to obtain a quarterly third party valuation of its interest-only strips receivable as further assurance regarding the Company's valuation methodology.

     The interest-only strips receivable held by the Company are accounted for under SFAS 115 "Accounting for Investments in Certain Debt and Equity Marketable Securities." As an interest-only strip receivable is subject to significant prepayment risk, and therefore has an undetermined maturity date, it cannot be classified as held to maturity. The Company has chosen to classify its interest-only strips receivable as trading securities. Based on this classification, the Company is required to mark these securities to estimated fair value with the accompanying increases or decreases in fair value being recorded as a component of gain on sale of loans. The determination of fair value is based on the previously mentioned valuation methodology, and the Company assesses fair value quarterly.

     As the gain recognized in the year of sale discounts anticipated cash flows to determine the present value of the interest-only strips receivable, if the prepayment and loss rate assumptions prove to be accurate (which cannot be predicted with certainty), the cash flow actually received over the lives of the loans would exceed the gain on sale recognized at the time the loans were sold. Any additional unrealized gain on sale of loans would be recognized over the life of the loans securitized.

     There can be no assurance that future performance of the above identified Securitization Trusts will be consistent relative to the Company's assumptions.

Financial Condition

At December 31, 1998 compared with December 31, 1997.

     Total consolidated assets of the Company increased $22.3 million (9.8%) to $250.2 million at December 31, 1998 from $227.9 million at December 31, 1997. The increase resulted primarily from the increase in interest-only strips receivable and loans held for sale, partially offset by decreases in cash and cash equivalents, loans receivable and REO. Interest-only strips receivable, after a $34 million valuation writedown in fair value during 1998, increased $22.2 million (23.55%), to $116.6 million at December 31, 1998, from $94.4 million at December 31, 1997, reflecting securitization transactions done primarily in the first half of 1998. The valuation adjustment reflects the adoption of a more conservative prepayment assumption and a higher discount rate. See "Business -- Lending Activities - Loan Sales and Securitizations." Loans held for sale increased $37.5 million (106.4%), to $72.8 million at December 31, 1998, from $35.3 million at December 31, 1997. Cash and cash equivalents decreased $24.1 million (36.6%) to $41.8 million at December 31, 1998, from $65.9 million at December 31, 1997, due primarily to the increase in loans held for sale. Loans receivable decreased $11.2 million (54.2%) to $9.4 million from $20.6 million, due to the Company's decision to continue to sell portfolio loans throughout 1998. REO decreased $1.8 million (89.2%) to $0.2 million at December 31, 1997, from $2.0 million at December 31, 1997, due to the reduction in the Company's loan portfolio and sales of REO held during 1998.

     Total liabilities increased $45.4 million (25.37%) to $224.9 million at December 31, 1998, from $179.5 million at December 31, 1997. The increase resulted  from an  increase  in total  thrift  certificates  payable  and  notes payable, partially offset by a decrease in the net deferred income tax liability. Total thrift certificates payable increased $29.8 million (22.5%), to $162.3 million from $132.5 million, reflecting increased issuance of thrift certificates to fund Pacific Thrift's lending operations. Notes payable increased $24.8 million (87.6%) to $53.1 million at December 31, 1998 from $28.3 million at December 31, 1997, reflecting advances received by the Company on interest-only strips receivable under arrangements with Advanta and Merrill
Lynch, and a $3.0 million loan from Fremont Financial Corporation. (See "BUSINESS -- Lending Activities - Loan Sales and Securitizations. and "-- Other Borrowings.") The net deferred income tax liability decreased by $10.9 million to $1.2 million at December 31, 1998, from $12.1 million at December 31, 1997, primarily from the deferred income tax effect of the $34 million interest-only strips receivable valuation writedown.

     Total stockholders' equity decreased $23.1 million, to $25.3 million at December 31, 1998, from $48.4 million at December 31, 1997, due to the consolidated net loss of $24.5 million in 1998 partially offset by the issuance of additional common stock of $1.4 million.

At December 31, 1997 compared with December 31, 1996

     Total consolidated assets of the Company increased $117.7 million (106.8%) to $227.9 million at December 31, 1997 from $110.2 million at December 31, 1996. The increase resulted primarily from the increase in interest-only strips receivable, cash and cash equivalents and loans held for sale, partially offset by decreases in receivable for mortgage loans shipped, loans receivable, and REO. Interest-only strips receivable increased $82.7 million (706.8%), to $94.4 million at December 31, 1997, from $11.7 million at December 31, 1996, reflecting a substantially higher volume of loans sold for securitization in 1997 and a full year of securitization transactions in which the Company retained residual interests. See "Business -- Lending Activities - Loan Sales and Securitizations." Cash and cash equivalents increased $57.5 million (668.6%) to $66.1 million at December 31, 1997, from $8.6 million at December 31, 1996, due to timing of payments for loan sales in December of each year. Loans held for sale increased $17.2 million (95.0%), to $35.3 million at December 31, 1997, from $18.1 million at December 31, 1996. A receivable for mortgage loan sales of $24.3 million was held at December 31, 1996 for a pool of loans sold to Advanta, which was paid in January 1997; no similar item was held at the end of 1997. Loans receivable decreased $12.9 million (38.5%) to 20.6 million from $33.5 million, due to the Company's strategic decision to cease portfolio lending in 1996 and sell portfolio loans to raise additional funds for its mortgage banking business. REO decreased $2.3 million (53.5%) to $2.0 million at December 31, 1997, from $4.3 million at December 31, 1996, due to the reduction in the Company's loan portfolio and sales of REO held during 1997.

     Total liabilities increased $91.2 million (103.3%) to $179.5 million at December 31, 1997, from $88.3 million at December 31, 1996. The increase resulted from an increase in total thrift certificates payable, notes payable and deferred income tax liability. Total thrift certificates payable increased $51.5 million (63.6%), to $132.5 million from $81.0 million, reflecting increased issuance of thrift certificates to fund Pacific Thrift's lending operations. Notes payable increased $25.0 million (757.6%) to $28.3 million at December 31, 1997 from $3.3 million at December 31, 1996, reflecting advances received by the Company on interest-only strips receivable under arrangements with Advanta and Merrill Lynch. See "BUSINESS -- Lending Activities - Loan Sales and Securitizations." The deferred income tax liability increased by $12.1 million to $12.1 million at December 31, 1997, from $0 million at December 31, 1996, reflecting the deferral of the gains on sale. Accounts payable and accrued expenses increased $3.9 million (177.3%), to $6.1 million from $2.2 million, due primarily to the accrual of executive bonuses of $2.5 million, the Supplemental Employee Retirement Plan accrual of $.6 million and accrued interest on the residual financing note payable of $.7 million.

     Total stockholders' equity increased $26.4 million, to $48.4 million at December 31, 1997, from $22.0 million at December 31, 1996, due to consolidated net income of $17.1 million in 1997 and net proceeds from exercise of General Partner and Subscriber Warrants of $9.3 million.

Results of Operations

     Year Ended December 31, 1998 compared with Year Ended December 31, 1997

     General

     The Company reported a consolidated net loss of $24.5 million for 1998, a decrease of $41.6 million (243.3%) from net income of $17.1 million in 1997. The decrease from net income in 1997 to a net loss in 1998 is due primarily to a substantial decrease in gain on sale of loans in 1998, resulting from a $34 million writedown in interest-only strips receivable in the third quarter of 1998.

     Interest Income and Expense

     Net interest income before provision for loan losses decreased $3.8 million (73.1%), to $1.4 million for 1998 from $5.2 million for 1997. Total interest income increased $4.6 million (38.0%), to $16.7 million for 1998 from $12.1 million for 1997. Interest expense increased $8.3 million (120.3%), to $15.2 million for 1998 from $6.9 for 1997, due to increases in total outstanding thrift certificates and notes payable.

     Provision for Loan Losses

     The provision for loan losses decreased $1.8 million (57.4%), to $1.3 million for 1998 from $3.1 million for 1997. The decrease in the provision reflected the decrease in loans receivable.

     The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including loan classifications and underlying loan collateral values, and is not directly proportional to the level of nonperforming loans. See "BUSINESS -- Classified Assets and Loan Losses."

     Noninterest Income and Expense

     Total noninterest income decreased $48.3 million (58.8%), to $33.8 million for 1998 from $82.1 million for 1997, reflecting a decrease in gain on sale of loans. Gain on sale of loans decreased $48.9 million (59.9%) to $32.8 million for 1998 from $81.7 million for 1997 due to a substantial write down in the interest-only strips receivable at the end of the third quarter of 1998. Total noninterest expense increased $14.8 million (27.1%) to $69.4 million for 1998 from $54.6 million for 1997. Salary and related benefits increased $4.7 million (15.9%) to $34.2 million in 1998 from $29.5 million in 1997, and general and administrative expenses increased $5.3 million (23.7%), to $27.7 million in 1998 from $22.4 million in 1997, because of expanded mortgage banking activities in the first three quarters of 1998. In the fourth quarter of 1998, the Company also incurred a restructuring charge of $3.5 million due to the closure of the wholesale loan division resulting in a workforce reduction of approxmately 300 employees and the impairment of certain long-lived assets. Occupancy expense increased $1.2 million (70.6%) to $2.9 million in 1998 from $1.7 million in 1997 due to increase in the number of wholesale and retail offices opened in 1998.

     Income Taxes (Benefit)

     Income tax benefit from continuing operations was $11.0 million for 1998, compared to a tax expense of $12.5 million for 1997, as a result of the $65 million decrease in income before income taxes, to a loss of $35.5 million for 1998 from income of $29.5 million for 1997.

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

     Income Taxes (Benefit)

     Income tax expense from continuing operations was $12.5 million for 1997, compared to $1.7 million for 1996, as a result of the $23.1 million increase in income before income taxes, to $29.6 million for 1997 from $6.5 million for 1996.


Net Interest Income Analysis

     The following table sets forth certain information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Average balances are calculated on a quarterly basis and nonaccrual loans have been included in interest-earning assets for the computations. Fee income on loans included in interest income and in the calculation of average yields was 0, $.2 million and $.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

  Yields and Rates on Interest-earning Assets and Interest-bearing Liabilities

                                                     Year Ended                                     Year Ended
                                                  December 31, 1998                             December 31, 1997
                                                  -----------------                             -----------------
                                         Average                     Yield/          Average                         Yield/
                                         Balance       Interest       Rate           Balance         Interest         Rate
                                         -----------------------------------------------------------------------------------
                                                                                             (Dollars in Thousands)
               Assets
Interest-earning assets:
  Loans                                 $147,895       $16,039       10.84%          $90,958         $11,332         12.46%
  Interest-bearing deposits in
  other financial institutions
  and securities purchased under
  agreements to sell                      14,201           621        4.37%            8,026             398          4.96%
                                         -------        ------       ------           ------          ------         ------
    Total interest-earning assets        162,096        16,660       10.28%           98,984          11,730         11.85%
                                         =======        ======       ======           ------          ======         ======

Noninterest-earning assets:
  Cash and due from banks                  6,574                                       7,864
  Premises & equipment, net                4,783                                       2,868
  Real estate acquired in settlement
  of loans                                 1,091                                       3,173
  Other Assets                           157,224                                      62,714
                                         -------                                     -------
    Total noninterest-earning assets     169,672                                      76,619
                                         -------                                     -------
Less allowance for loan losses             1,922           -0-                         2,001             -0-
                                         -------        ------                       -------          ------
                                         329,846        16,660                       173,602          11,730
                                         =======        ======                       =======          ======
   Liabilities & Stockholders'
   Equity/Partners' Capital
   Interest-bearing liabilities:
     Borrowings                          101,786         6,996        6.87%           20,495           1,033          5.04%
     Savings deposits                     22,738         1,209        5.31%           21,516           1,099          5.11%
     Time CDs                            118,173         7,009        5.93%           75,007           4,408          5.88%
                                         -------         -----        -----           ------           -----          -----
  Total interest-bearing liabilities     242,697        15,214        6.27%          117,018           6,540          5.59%
                                         =======        ======        =====          =======           =====          =====
Noninterest-bearing liabilities:
  Accounts payable & accrued
  expenses                                18,904                                      14,923
                                                                                      ------
Total liabilities
Stockholders' Equity/Partners'
Capital                                   46,576                                      32,554          ______
                                         -------                                      ------
                                         308,177        15,214                       164,495           6,540
                                         =======       =======                       =======          ======
Net interest income/spread                               1,446        4.01%                           5,190          6.26%
                                                       =======        =====                           ======          =====
Net interest margin                                                    .89%                                           5.24%
Net Income (loss)                                      (24,488)                                       17,095
                                                       =======                                        ======
Average interest earning assets to
average interest bearing liabilities                                   .67                                             .85

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

                                                                                 Rate Volume Analysis
                                                                                 --------------------
                                                                                (Dollars in Thousands)

                                                           1998 compared to 1997                       1997 compared to 1996

                                                            Increase (decrease)                         Increase (decrease)
                                                             due to change in                            due to change in
                                                  ------------------------------------         -------------------------------------
                                                                  Yield/          Net                          Yield/           Net
                                                  Volume           Rate         Change         Volume           Rate          Change
Interest-earning assets:
Loans                                            $ 6,174        $(1,467)        $4,707         $1,179        $(1,021)       $   158
Interest-bearing deposits
in other financial
institutions and securities
purchased under
agreements to sell                                   270            (47)           223             93            (23)            70
                                                 -------        -------        -------         ------        -------        -------
Total interest-earning
assets                                             6,444         (1,514)         4,930          1,272         (1,044)           228
                                                 =======        =======        =======         ======        =======        =======

Interest-bearing liabilities:
Borrowings                                         5,587            376          5,963            840           (360)           480
Savings deposits                                      65             45            110           (500)           (28)          (528)
Time CDs                                           2,560             41          2,601          1,612              9          1,621
                                                 -------        -------        -------         ------        -------        -------
Total interest-bearing
liabilities                                        8,212            462          8,674          1,952           (379)         1,573
                                                 =======        =======        =======         ======        =======        =======
Change in net interest
income                                           $(1,768)       $(1,976)       $(3,744)        $ (680)        $ (665)       $(1,345)
                                                 =======        =======        =======         ======        =======        =======

Liquidity and Capital Resources

     The Company's primary operating cash requirements include the funding or payment of: (i) loan originations; (ii) fees and expenses incurred in connection with loan sales; (iii) income taxes; (iv) capital expenditures; and (v) other operating and administrative expenses. The Company generates cash flow from loan sales, and loans sold for securitization, advances on interest-only strips receivable, deposits issued by Pacific Thrift used to fund its lending operations, whole loan sales, principal payments and interest income on portfolio loans, and sale of REO.

     The Company obtained advances on interest-only strips receivable from Aames and Advanta as part of the securitization transactions with those entities, which are payable from the cash flow payments made on the interest-only strips receivable. The Company has also obtained advances on interest-only strips receivable in the PAMM Trusts under a Master Assignment Agreement. The Company is currently in default under the Master Assignment Agreement. In addition, the Company obtained a $3.0 million loan from Fremont Financial Corporation in April 1998, secured by all of the stock of Pacific Thrift, the maturity date of which has been extended to January 8, 2000. (See "Item 1. Business --Other Borrowings.")

     Certificates of deposit which are scheduled to mature in one year or less from December 31, 1998 totaled $127.9 million. Based upon historical experience, management believes that a significant portion of such deposits will be renewed to the extent deemed desirable by management. In general, depositors have historically tended to renew deposits when the rates paid on such deposits remain competitive with rates offered by comparable financial institutions. From time to time in the past, management of Pacific Thrift intentionally took steps to reduce deposit renewals in order to reduce the total amount of deposits. These steps included reducing the interest rates offered on maturing deposits, declining to renew certain large deposits and redeeming certificates of deposit.

     Pacific Thrift maintains minimum levels of liquid assets as required under the liquidity policy adopted by the board of directors of Pacific Thrift. The relationship between short-term liquid assets and total deposits at December 31, 1998 was 70.1%, which exceeded the 10% minimum established by the Board. At December 31, 1997 and 1996, the liquidity ratio was 68.0% and 49.8%, respectively.

     The Company incurred a net loss of $24,488,000 during the year ended December 31, 1998 and has an accumulated deficit of $3,231,000 at December 31, 1998. Management believes these losses were reflective of the rapid change in marketplace demand for the purchase of sub-prime paper by the secondary market during the latter half of 1998. At December 31, 1998, the Company is in default of the repayment terms of its obligations related to its interest-only strips receivable (Note 8c to the financial statements included under item 14 for Part
IV). In addition, Pacific Thrift was not "adequately capitalized" at the end of 1998 or by March 22, 1999 and became subject to certain regulatory mandates and sanctions (Note 13 to the financial statements included under item 14 for Part
IV). Pacific Thrift also has additional regulatory mandates imposed relating to its Year 2000 readiness and the related Bank information systems (Notes 13 and 15 to the financial statements included under item 14 for Part IV). Failure to implement the regulatory mandates would expose Pacific Thrift to various regulatory actions, including the risk of regulatory takeover.

     The Company's independent certified public accountants have included an explanatory paragraph in their report which indicates that these matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans regarding these matters are as follows:

     Management has taken and continues to take steps to return the Company to profitability and improve its financial condition, including such actions as the closure of Pacific Thrift's wholesale operations (Note 2Q to the financial statements included under item 14 for Part IV), an emphasis on originating residential real estate loans for sale under whole loan sale agreements for a cash premium through its retail division, a reduction in portfolio lending until targeted capital ratios are achieved, and reducing overhead expenses. Pacific Thrift has hired a consultant and submitted a revised Year 2000 plan to the regulators and believes it will be able to meet the guidelines of the order regarding Year 2000 (Note 13 to the financial statements included under item 14 for Part IV).

     Management expects that Pacific Thrift will be profitable in 1999 and will comply to the greatest extent possible with the regulatory mandates. Management has submitted a Capital Restoration Plan (the Plan) which was approved by the FDIC. In addition to a revised business plan, the Plan includes restructuring debt to provide capital contributions to Pacific Thrift and raising capital through private or public offerings of debt or equity securities. Management is negotiating a restructuring of its obligations in default relating to its interest-only strips receivable. There is no assurance that management's plans can be achieved. The financial statements do not include any provisions or adjustments that might result from the outcome of these uncertainties.

     Pacific Thrift is subject to certain leverage and risk-based capital adequacy standards applicable to FDIC-insured institutions. At December 31, 1998, Pacific Thrift was classified by the FDIC as "significantly undercapitalized." Pacific Thrift has filed a capital plan which has been approved by the FDIC, under the terms of which Pacific Thrift or the Company will seek to raise approximately $20 million in new capital, the amount necessary for Pacific Thrift to meet the capital requirements of the 1998 Order. See "SUPERVISION AND REGULATION -- Federal Law -- Capital Adequacy Guidelines."

     The Company used $91.9 million net cash in operating activities in 1998, compared to $46.5 million in 1997 and $22.9 million in 1996, reflecting the funding of loans for securitization in 1998 and 1997. The increase in cash used in operating activities in 1998 reflects primarily the net loss of $24.5 million, nets increase in interest-only strips receivable of $22.9 million and an increase of loan originations over loan sales of $39.4 million. The Company used net cash from investing activities of $11.8 million in 1998, reflecting primarily sales of $8.5 million in portfolio loans and $2.7 million in sales of REO. The Company realized net cash from investing activities of $17.2 million in 1997, reflecting primarily a sale of $17.1 million in portfolio loans in 1997. The Company used net cash from investing activities of $1.8 million in 1996, primarily due to an increase in loan receivables in 1996 before the Company determined to discontinue portfolio lending. The Company realized $56.0 million net cash from financing activities in 1998 reflecting a net increase of $29.8 million in thrift certificates and a $25.4 million net increase in notes payable. The Company realized $85.9 million net cash from financing activities in 1997, reflecting a net increase of $51.6 million in thrift certificates, $26.2 million in advances on interest-only strips and $9.3 million from the issuance of common stock upon exercise of General Partner and Subscriber Warrants and stock options. The Company realized $22.8 million net cash from financing activities in 1996, reflecting primarily a net increase of $20.8 million in thrift certificates, and $10.8 million in proceeds from the Public Offering and Rights Offering.

     At December 31, 1998 the Company had deferred tax liabilities of $1.2 million, primarily related to the interest-only strips receivable. Over the next few years, the Company expects to generate future taxable income from the interest-only strips receivable. Management believes that it is more likely than not that such future taxable income will be sufficient for realization of the deferred tax assets.

Asset/Liability Management

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's "interest rate sensitivity gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would generally tend to adversely affect net interest income while a positive gap would generally tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would generally tend to result in increased net interest income while a positive gap would generally tend to adversely affect net interest income. At December 31, 1998, total interest-bearing liabilities maturing or repricing during each period exceeded total interest-earning assets maturing or repricing in the same periods by $37.3 million, representing a negative cumulative interest rate sensitivity gap ratio of 30%. However, because interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment, the gap is only a general indicator of interest rate sensitivity.

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

     The following table sets forth the interest rate sensitivity of Pacific Thrift's assets and liabilities at December 31, 1998 on the basis of certain assumptions. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the repricing timing or contractual term of the asset or liability. Pacific Thrift has assumed that its savings accounts (passbook accounts and money market accounts), which totaled $29.7 million at December 31, 1998 reprice immediately. Certificates of deposit are included in the table below at their dates of maturity.

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

              INTEREST RATE SENSITIVITY GAP AS OF DECEMBER 31, 1998
                             (Dollars in Thousands)

                                                                                                               After
  Assets or Liabilities Which                           1 Day      3 Months      Six Months      1-5             5
       Mature or Reprice                             to 3 Months  to 6 Months    to 1 Year      Years          Years         Total
                                                      --------     --------      --------      --------      --------      --------
Cash and Investments ............................       41,766           --            --            --            --        41,766
Variable Rate Loans Receivable ..................        7,487           --            --            --            --         7,487
Fixed Rate Loans Receivable .....................           15           --            --           457         2,517         2,989
Loans Held for Sale (1) .........................       72,814           --            --            --            --        72,814
                                                      --------     --------      --------      --------      --------      --------
  Interest-earning assets .......................      122,082           --            --           457         2,517       125,056
                                                      --------     --------      --------      --------      --------      --------
Certificates of deposit .........................       19,560       35,852        72,465         4,741            --       132,618
Savings accounts ................................       29,692           --            --            --            --        29,692
                                                      --------     --------      --------      --------      --------      --------
  Interest-bearing liabilities ..................       49,252       35,852        72,465         4,741            --       162,310
                                                      --------     --------      --------      --------      --------      --------
Interest rate sensitivity gap ...................       72,830      (35,852)      (72,465)       (4,284)         2517       (37,254)
Cumulative interest rate sensitivity ............       72,830       36,978       (35,487)      (39,771)      (37,254)      (37,254)
gap
Interest rate sensitivity ratio (2) .............         2.47           --            --           .10            --           .77
Cumulative interest rate sensitivity ............          .60          .30          (.29)         (.32)         (.30)         (.30)
  gap ratio (3) .................................

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


Effect of New Accounting Pronouncements

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), Employers' Disclosures about Pensions and other Post-retirement Benefits, which stan dardizes the disclosure requirements for pension and other post-retirement benefits. The adoption of SFAS No. 132 did not materially impact the Company's current disclosures.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Based on its current and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS No. 133 on January 1, 2000 will not have a significant effect on its financial statements.

     In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134 ("SFAS No. 134"), Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This statement effectively changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. The adoption of SFAS No. 134 is not expected to have a material impact on the Company's financial position.

     In February 1999 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 135 ("SFAS No. 135"), Rescission of Financial Accounting Standards Board No. 75 ("SFAS No. 75") and Technical Corrections. SFAS No. 135 rescinds SFAS No. 75 and amends Statement of Financial Accounting Standards Board No. 35. SFAS No. 135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS No. 135 will not have a significant effect on its financial statements.

Year 2000 Compliance Information

     Pacific Thrift has prepared a Year 2000 Project Plan which will be used for all computer-related systems of the Company as a whole. The Plan provides for four phases of implementation: assessment, renovation, testing and contingency planning. The Company has completed the assessment phase of the Plan, including an analysis of mission critical and non-mission critical systems. The renovation phase of the Company's software systems has also been substantially completed. The Company's core operating systems have all been upgraded to vendor provided Year 2000 compliant versions and are running on Year 2000 compliant hardware. The testing phase of the Year 2000 Project Plan has been partially completed, with the completion of tests of the most critical systems, including the deposit system, the loan servicing system, the loan processing system and the general ledger system as of March 31, 1999. The remaining mission critical systems should be tested and validated by April 30, 1999. The contingency planning phase will consist of the creation and validation of a business resumption contingency plan to address all actions to be taken in the event that any aspect of the Company's mission critical systems fails to operate properly on or after January 1, 2000. The contingency planning phase should be completed by June 30, 1999.

     An independent audit report of the Year 2000 project is expected to be completed by April 22, 1999 and the Company expects to be Year 2000 compliant by June 30, 1999.

     The Company has budgeted a total of $50,000 to complete its Year 2000 Project Plan, and does not anticipate that total expenses necessary to become Year 2000 compliant will be material.

     On March 1, 1999, Pacific Thrift entered into a stipulation and consent to an order issued by the FDIC related to Year 2000 readiness (the "Year 2000 Order"), the terms of which are described under the heading Item 1. Business --Supervision and Regulation -- Regulatory Actions. The Company believes that Pacific Thrift has taken actions required to be in compliance with the Year 2000 Order as of this date, but the FDIC has not verified such compliance as of this date.

Seasonality

     The Company's results of operations have not been materially affected by seasonality.

Risk Factors

     The discussion in this Report contains certain forward-looking statements relating to anticipated financial performance, business prospects and business plans. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those specifically discussed below. The Company cautions the reader, however, that these lists of risk factors may not be exhaustive. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

     The Company incurred a net loss of $24,488,000 during the year ended December 31, 1998 and has an accumulated deficit of $3,231,000 at December 31, 1998. Management believes these losses were reflective of the rapid change in marketplace demand for the purchase of sub-prime paper by the secondary market during the latter half of 1998. At December 31, 1998, the Company is in default of the repayment terms of its obligations related to its interest-only strips receivable (Note 8c to the financial statements included under item 14 for Part
IV). In addition, Pacific Thrift was not "adequately capitalized" at the end of 1998 or by March 22, 1999 and became subject to certain regulatory mandates and sanctions (Note 13 to the financial statements included under item 14 for Part
IV). Pacific Thrift also has additional regulatory mandates imposed relating to its Year 2000 readiness and the related Bank information systems (Notes 13 and 15 to the financial statements included under item 14 for Part IV). Failure to implement the regulatory mandates would expose Pacific Thrift to various regulatory actions, including the risk of regulatory takeover.

     The Company's independent certified public accountants have included an explanatory paragraph in their report which indicates that these matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans regarding these matters are as follows:

     Management has taken and continues to take steps to return the Company to profitability and improve its financial condition, including such actions as the closure of Pacific Thrift's wholesale operations (Note 2Q to the financial statements included under item 14 for Part IV), an emphasis on originating residential real estate loans for sale under whole loan sale agreements for a cash premium through its retail division, a reduction in portfolio lending until targeted capital ratios are achieved, and reducing overhead expenses. Pacific Thrift has hired a consultant and submitted a revised Year 2000 plan to the regulators and believes it will be able to meet the guidelines of the order regarding Year 2000 (Note 13 to the financial statements included under item 14 for Part IV).

     Management expects that Pacific Thrift will be profitable in 1999 and will comply to the greatest extent possible with the regulatory mandates. Management has submitted a Capital Restoration Plan (the Plan) which was approved by the FDIC. In addition to a revised business plan, the Plan includes restructuring debt to provide capital contributions to Pacific Thrift and raising capital through private or public offerings of debt or equity securities. Management is negotiating a restructuring of its obligations in default relating to its interest-only strips receivable. There is no assurance that management's plans can be achieved. The financial statements do not include any provisions or adjustments that might result from the outcome of these uncertainties.

     Reliance on Secondary Loan Market. The Company relies upon its ability to originate loans for immediate resale in the secondary loan market. The Company does not have the resources to hold a significant amount of loans, and must therefore be able to sell existing loans in order to have the capacity to originate new loans. The secondary loan market experienced substantial adverse changes in the third and fourth quarters of 1998, the effects of which have continued into 1999. As a result of these events, the Company believes that there are fewer loan purchasers in the secondary loan market, that these purchasers are buying fewer loans, and that this has reduced the prices which buyers are willing to pay for loans. Although there has been some improvement in the secondary loan market in the first quarter of 1999, as evidenced by some increase in loan sale prices and sales of loans by Pacific Thrift to several new loan purchasers, there can be no assurance that either general market factors or specific factors related to Pacific Thrift will not reduce Pacific Thrift's ability to sell loans in the future. Any further deterioration in the secondary loan market could have a substantial negative impact upon the Company.

     Need for Additional Capital at Pacific Thrift. The terms of the 1998 Order issued by the FDIC require Pacific Thrift to raise sufficient additional capital to become "well capitalized" as defined by FDIC regulations by June 30, 1999.
Pacific Thrift currently estimates that this would require it to raise approximately $20 million in additional capital. There can be no assurance that Pacific Thrift or the Company will have the ability to raise sufficient capital to meet the terms of the 1998 Order, particularly in light of the current adverse conditions in the secondary loan market and the Company's current financial condition.

     Risk of Additional Regulatory Action. Pacific Thrift is currently subject to regulatory orders issued by the FDIC and the DFI concerning the raising of additional capital, the limitation of lending activities, the restriction on asset growth and new offices, and the reduction of interest-only strips receivable as a percentage of capital, among other provisions. Pacific Thrift is also subject to a regulatory order issued by the FDIC concerning actions required to be taken to become Year 2000 compliant. (See Item 1. Business -- Supervision and Regulation -- Regulatory Action.) There can be no assurance that Pacific Thrift will have the ability to meet all of the requirements of the existing regulatory orders, or that additional regulatory orders will not be issued further restricting Pacific Thrift's business. If Pacific Thrift is unable to comply with the terms of the orders, the FDIC and the DFI have authority to take a number of enforcement actions, including appointing a receiver for Pacific Thrift, withdrawing FDIC insurance, requiring a sale of Pacific Thrift, or imposing civil money penalties. There can be no assurance of what action, if any, the FDIC and/or the DFI would deem appropriate in the event that Pacific Thrift were unable to meet the terms of the existing orders or any new regulatory orders.

     Risk of Inability to Repay Existing Indebtedness to Merrill Lynch and Fremont. The Company is currently in default on an $18.4 million loan made by Merrill Lynch under a Master Assignment Agreement. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sources of Funds -- Other Borrowings." The Company had anticipated that cash flow from the PAMM Trusts would be used to repay this loan, but cash flow payments have been interrupted due to the delinquency level of one of the PAMM Trusts. Although Merrill Lynch indicated in December 1998 that it did not intend to take any action other than to direct that all cash flow payments be paid directly to it, because of the interruption in cash flow payments, the Company is uncertain whether Merrill Lynch will take further action to collect the loan, including a sale of the interest-only strips receivable held by the Company in the PAMM Trusts. In the event of such a sale, the Company may not receive the full carrying value of those assets, which could result in a substantial loss to the Company. It is also uncertain at this time whether the Company will have the ability to repay a $3.0 million loan owed to Fremont which matures on January 8, 2000. The Fremont loan is secured by a pledge of 100% of the stock of Pacific Thrift, and Fremont would have the right to sell the stock if the Company cannot repay the loan to Fremont upon its maturity.

     Risks of Holding Interest-Only Strips Receivable. The Company has a significant investment in interest-only strips receivable from loans sold in 1996 through 1998. While a market does exist for these assets, it is not the type of market that results in active bid/ask levels, but is a negotiated market in which interests trade based upon the availability and exchange of information regarding the asset as well as the purchaser's knowledge of similar assets. The adverse events in the subprime lending industry which occurred in the third and fourth quarters of 1998 have also had a negative impact on the market for interest-only strips receivable. This has reduced the Company's ability to obtain financing using these receivables as collateral, which could be used as additional capital at Pacific Thrift or to refinance the Merrill Lynch indebtedness. In addition, if the Company were to attempt to sell all or a part of these receivables, there can be no assurance that a purchaser of the receivables would be willing to pay the amount which the Company estimates to be their present value, based upon a discounted cash flow analysis. In addition, as the Company continues to hold the receivables, it is also subject to the risk of valuation adjustments based upon performance of the loans in each Securitization Trust, particularly with respect to voluntary and involuntary prepayments. Actual prepayment and loss rates on each Securitization Trust are affected by a variety of factors which cannot be predicted with certainty. Therefore, there is a risk that the value of interest-only strips receivable will require adjustment to reflect future events. See "Certain Accounting Considerations" above for a detailed discussion of the various factors which impact valuation of interest-only strips receivable.

     Delinquencies and Losses in Securitization Trusts; Negative Impact on Cash Flow. Each of the Securitization Trusts in which the Company holds an interest contains specified limits on delinquencies and losses that may be incurred in each Trust. If, at any measuring date, the delinquencies or losses with respect to any Securitization Trust were to exceed the limits applicable to such Trust, provisions of the agreements require increased overcollateralization reserve levels, thereby deferring the Company's receipt of cash flow by diverting cash flow from the Company to the reserve. When and if delinquency levels fall back to acceptable levels, the Company has a right to receive the cash flow which has been deposited in the reserve in accordance with the terms of the Securitization Trust documents. Higher delinquency levels leading to higher loss and involuntary prepayment levels than those estimated by the Company in its valuation models also adversely influence the Company's anticipated cash flow from and the valuation of the interest-only strips receivable.

     Risks of Contracted Servicing. The Company contracts with third parties to service all of its loans sold for securitization. Aames services all loans in the Aames Trust and Advanta services all loans in the Advanta Trusts and subservicers all loans in the PAMM Trusts. The Company is subject to risks associated with inadequate or untimely service rendered by these loan servicers with respect to the cash flow it expects to receive on its interest-only strips receivable. In addition, as master servicer of the PAMM Trusts, the Company is also liable for any failure to provide adequate servicing by Advanta, which is the subservicer for the PAMM Trusts. Many of the Company's borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. Any failure by a servicer to provide adequate or timely service could result in higher delinquency rates and foreclosure losses on loan pools, which could have an adverse impact on the value of the Company's interest-only strip receivables in those pools.

     Risk of Changes in Interest Rate Environment. A substantial sustained increase in long-term interest rates could, among other things, decrease the demand for consumer credit and thereby adversely affect the ability of the Company to originate loans. Conversely, a significant decline in long-term interest rates could cause an increase in loan prepayments on loans in the Securitization Trusts, thereby reducing the cash flow to the Company from its interest-only strips receivable. In addition, changes in interest rates affect Pacific Thrift's interests costs on deposits.

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

     Year 2000 Risks. The Company believes that it will achieve Year 2000 compliance in advance of January 1, 2000, and that its major service providers will also achieve compliance. However, there can be no assurance that an unforeseen problem will not develop which could cause losses to the Company and disruption to its operations. (See "Year 2000 Compliance Information".)

     Government Regulation. The Company's lending operations are subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on its lending business. The Company's consumer lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Federal Equal Credit Opportunity Act, as amended, the Federal Real Estate Settlement Procedures Act and Regulation X, the Home Mortgage Disclosure Act, the Federal Debt Collection Practices Act and the National Housing Act of 1934, as well as other federal and state statutes and regulations affecting the Company's activities. The Company is also subject to the rules and regulations of, and examinations by, state regulatory authorities with respect to its lending business. Pacific Thrift is subject to additional extensive governmental supervision, regulation and control by the FDIC and the California DFI, as well as various other agencies of the states in which it conducts its lending business. (See "Item 1. BUSINESS -- Supervision and Regulation.")

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company carries interest-sensitive assets on its balance sheet that are financed by interest-sensitive liabilities. Since the interval for re-pricing of the assets and liabilities is not matched, the Company is subject to interest-rate risk. A sudden, sustained increase or decrease in interest rates would impact the Company's net interest income, as well as the fair value of its residual interests in securitizations and interest-only strips.

     The following table illustrates the timing of the re-pricing of the Company's interest-sensitive assets and liabilities as of December 31, 1998. Management has made certain assumptions in determining the timing of repricing of such assets and liabilities. One of the more significant assumptions is that all of the Company's loans receivable held for sale will be sold in the first six months of 1999. In addition, the timing of re-pricing or maturity of the Company's residual interests in securitizations is based on certain prepayment and loss assumptions (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" for further details).

                                              INTEREST RATE SENSITIVITY AS OF DECEMBER 31,1998
                                                           (DOLLARS IN THOUSANDS)

                                      1 DAY TO      6 MOS.            1 TO 5        AFTER 5
  DESCRIPTION                         6 MOS.       TO 1 YR.           YEARS          YEARS        TOTAL
-------------                        -------------------------------------------------------------------
INTEREST-SENSITIVE
ASSETS:
Cash and Investments                 $ 41,811        $     0         $     0      $     0      $  41,811
Loans Receivable                        7,494              0             414         2,394        10,302
Loans Held For Sale                    74,998              0               0             0        74,998
Interest-Only Strips Receivable         5,969         13,355          83,577        13,727       116,628
                                     -------------------------------------------------------------------
TOTAL INTEREST-SENSITIVE
 ASSETS                               130,272         13,355          83,991        16,121       243,739
                                     -------------------------------------------------------------------
INTEREST-SENSITIVE
LIABILITIES:
Certificates Of Deposit                55,297         72,246           4,785             0       132,328
Savihgs Accounts                       29,692              0             --              0        29,692
Notes Payable                           4,028         12,313          36,234           557        53,132
                                     -------------------------------------------------------------------
TOTAL INTEREST-SENSITIVE
LIABILITIES                            89,017         84,559          41,019           557       215,152
                                     -------------------------------------------------------------------
EXCESS OF INTEREST-
SENSITIVE ASSETS OVER
INTEREST-SENSITIVE
LIABILITIES                           41,255         (71,204)         42,972        15,564        28,587
                                     -------------------------------------------------------------------
CUMULATIVE NET INTEREST
SENSITIVE GAP                         41,255         (29,949)         13,023        28,587        28,587
                                     -------------------------------------------------------------------

Significant assumptions are as follows:

     Loans Receivable: all variable rate loans are when they reprice and all fixed rate loans are when they mature.
     Loans Held For Sale are assumed to be sold within six months.
     Interest-Only Strips Receivable are included based on the present values of the modeled cash flows.
     Certificates of Deposit are included based on when they mature.
     Notes Payable related to the Interest-Only Strips Receivable are included based on the present values of the modeled cash flows. Other notes payable are based on scheduled maturity.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Interest Income Analysis" and "-Certain Accounting Considerations." [GET ADDITIONAL INFORMATION FROM BDO]

Item 8.  Financial Statements and Supplementary Data

     See Item 14(a) 1-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

     Mr. Joel R. Schultz, age 62, is Chairman of the Board, President and Chief Executive Officer of the Company and was Chief Managing Officer of Presidential Mortgage Company, a California limited partnership, which was the Company's predecessor. Since 1989, Mr. Schultz has been the Chairman of the Board and Chief Executive Officer of Pacific Thrift. He also served as President of Pacific Thrift from 1988 to November 1993. He also is President and Chief Executive Officer of PAMC. Mr. Schultz is an attorney admitted to practice in California, a certified public accountant, and a California licensed real estate broker.

     Mr. James C. Neuhauser, age 40, has been a non-employee director of the Company since June 1996 and a non-employee director of Pacific Thrift and Loan Company, a wholly owned subsidiary of the Company ("Pacific Thrift"), since August 1996. Since March 1993, he has been employed with Friedman, Billings, Ramsey & Company, Inc., an investment banking firm headquartered in Arlington, Virginia, where he is currently a Managing Director. He was formerly employed with Trident Financial Corporation from 1986 to 1993, where he last held the position of Senior Vice President. Mr. Neuhauser is a Chartered Financial Analyst.

     Mr. Paul D. Weiser, age 62, has been a non-employee director of the Company and PAMC since June 1996 and a non-employee director of Pacific Thrift since August 1996. Since 1968, he has been employed with Dataproducts Corporation, a manufacturer and seller of computer printers and related products, currently as its Senior Vice President, Secretary and General Counsel. Mr. Weiser is an attorney admitted to practice in California and former chairman of the Securities and Exchange Commission's Advisory Committee on Shareholder Communications.

     Mr. Alan J. Siebler, age 68, was appointed as a director of the Company on April 21, 1997. Mr. Siebler is also a non-employee director of Pacific Thrift, on which Board he has served since June 1992. He was a Human Resource Manager of the Van Nuys, California Plant of General Motors Corporation from August 1956 until September 1992. Mr. Siebler also served as Chairman of the California
Joint Apprenticeship State Advisory Committee for Single Plant Industry from 1986 to 1989; and Member of the Committee for Industrial Training Curriculum of Pierce College.

     The terms of Joel R. Schultz and Paul D. Weiser will expire at the 1999 annual meeting of stockholders, or when their successors are elected and qualified. The term of Alan J. Siebler will expire at the 2000 annual meeting of stockholders, or when his successor is elected and qualified. The term of James
C. Neuhauser will expire at the 2001 annual meeting of stockholders, or when his successor is elected and qualified. Mr. Richard D. Young resigned from the Board on January 11, 1999, and the Board reduced the number of directors from five to four on February 24, 1999. The Board of Directors may fill interim vacancies of directors. Each officer is elected by and serves at the discretion of, the Board of Directors, subject to the terms of any employment agreement.

Executive Officers

     The following table sets forth certain information concerning the Company's executive officers.

                                                              Principal Occupation or Employment and
       Name                              Age                    Occupation for the Past Five Years
       ----                              ---                    ----------------------------------
Joel R. Schultz                           62      Chairman of the Board, President, Chief Executive Officer and
                                                  Chief Operating Officer of the Company; Chief Managing Officer of
                                                  the Partnership from 1981 to June 1996; Chairman of the Board of
                                                  Pacific Thrift since 1988; Chief Executive Officer of Pacific
                                                  Thrift from 1988 to April 12, 1999; President of Pacific Thrift from 1988 to December 1993; Chairman of the Board, President and
                                                  Chief Executive Officer of PAMC; California licensed
                                                  attorney-at-law; Certified Public Accountant; California licensed real estate broker.

Michael A. Iachelli                       48      President and Chief Executive Officer, Pacific Thrift and Loan Company
                                                  (subject to approval of FDIC) commencing April 12, 1999; various positions at Bay View Credit, formerly California Thrift & Loan from
                                                  July 1977 until April 7, 1999, including President and Chief Executive
                                                  Officer of Bay View Credit from June 1998 to April 7, 1999; President and Chief Operating Officer of Bay View Credit from June 1996 to
                                                  June 1998; Executive Vice President, Real Estate Lending and
                                                  Commercial Leasing from January 1993 to June 1996.

Charles J. Siegel                         49      Chief Financial and Administrative Officer and Assistant Secretary of the
                                                  Company; Chief Financial and Administrative Officer and Assistant
                                                  Secretary of Pacific Thrift from December 1993 to present; Chief
                                                  Financial Officer of PAMC from June 1996 to present; Chief Financial
                                                  Officer of the Partnership from May 1994 to June 1996; Chief Financial
                                                  Officer of Topa Thrift and Loan from 1983 to 1993; Certified Public
                                                  Accountant.

                                                              Principal Occupation or Employment and
       Name                              Age                    Occupation for the Past Five Years
       ----                              ---                    ----------------------------------
Norman A. Markiewicz                      52      Executive Vice President of the Company; Chief Operating Officer of the
                                                  Partnership from 1981 to May 1994; Chief Operating Officer of Pacific
                                                  Thrift from 1988 to September 1993; Executive Vice President of Pacific
                                                  Thrift from 1993 to present; director of Pacific Thrift from 1988 to present; Executive Vice President and director of PAMC.

Richard B. Fremed                         56      Executive Vice President, Human Resources and Investor Relations and
                                                  Secretary of the Company; Chief Financial Officer of the Partnership
                                                  from 1981 to April 1994; Chief Financial Officer of Pacific Thrift
                                                  from 1988 to December 1993; Secretary of Pacific Thrift from December
                                                  1988 to present; Treasurer of Pacific Thrift from December 1993 to present; director of Pacific Thrift from 1988 to present; Secretary and director of PAMC; Certified Management Accountant and California
                                                  licensed real estate sales person.

Item 11.  Executive Compensation

Executive Compensation

     Summary of Cash and Certain Other Compensation. The Company is a successor to the Partnership. On June 27, 1996, the Company and the Partnership completed the Restructuring, as a result of which all of the assets and liabilities of the Partnership were transferred to the Company. Prior to the Restructuring, the executive officers of the Company received compensation from the Partnership, Presidential Management Company, the general partner of the Partnership (the "General Partner") and/or Pacific Thrift, under various arrangements with those entities. The following table sets forth certain summary information concerning compensation paid or accrued by the Company, the Partnership, the General Partner and Pacific Thrift to or on behalf of the Chief Executive Officer and each of the Named Executives for the fiscal years ended December 31, 1998, 1997, and 1996:

                           Actual Annual Compensation

                                                                                      Securities
                                                                                      Underlying         All Other
Name and Principal Position            Year          Salary($)(1)     Bonus($)       Options(#)(2)      Compensation
---------------------------            ----          ------------     --------      -------------       ------------
Joel R. Schultz (3)                    1998              $511,834      $133,950         100,000              -0-
Chief Executive Officer of             1997              $235,000    $1,633,728          30,000            $4,750
the Company and Pacific Thrift         1996              $450,704      $222,750          96,000            $4,500

Richard D. Young (4)                   1998              $443,509      $133,950            -0-               -0-
(Former) President and Chief           1997              $235,000    $1,478,050           6,000            $4,750
Operating Officer of Pacific           1996              $247,583      $354,750         100,000            $4,500
Thrift, and Senior Executive
Vice President of the Company

Frank Landini (5)                      1998              $546,133      $318,504            -0-               -0-
(Former) Executive Vice                1997              $163,200      $637,008            -0-             $4,750
President - Wholesale                  1996              $184,600      $207,112          36,000            $4,190
Lending Division of
 Pacific Thrift

Charles J. Siegel,                     1998              $214,422        -0-               -0-               -0-
Chief Financial Officer of             1997              $201,798      $125,000          15,000            $4,750
the Company and Pacific Thrift         1996              $163,577       $51,667          26,000            $4,500

Norman A. Markiewicz                   1998              $155,072        -0-               -0-               -0-
Executive Vice President               1997              $146,707        -0-               -0-             $4,147
of the Company and Pacific             1996              $172,500        -0-             18,000            $4,500
Thrift

-----------------------

(1) The amounts specified above include automobile allowances and directors' fees, but do not include life insurance or medical insurance premiums for benefits in excess of group benefits provided to employees, the aggregate amount of which do not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for each of the above named executives in each reported year.

(2) All options shown in this column are exercisable at a price equal to the fair market value of the options on the date of grant.

(3) Salary amounts for 1996 include payments prior to the effective date of the Restructuring for providing legal services in connection with loan accounts prior to June 27, 1996. Bonus amount for 1997 includes the value of 10,007 shares of Common Stock paid by the Company in lieu of a portion of the cash bonus earned under an employment agreement based on the fair market value of the shares on the date paid. See "--Employment Agreements." Bonus amounts for each of 1996 and 1997 include amounts earned for the year reported but paid in the following year.

(4) Mr. Richard Young resigned his positions with the Company and all of its subsidiaries on January 11, 1999. Bonus amount for 1997 includes the value of 22,766 shares of Common Stock paid by the Company in lieu of a portion of the cash bonus earned under an employment agreement, based on the fair market value of the shares on the date paid, plus a $174,102 promissory note payable in two semi-annual installments six months and one year after issuance, bearing interest at the Bank of America prime rate. See "--Employment Agreements." Bonus amounts for each of 1996 and 1997 include amounts earned for the year reported but paid in the following year. Bonus amount for 1996 consists of a bonus of $107,000 paid in 1996 for the period prior to the Restructuring, a special discretionary bonus of $25,000 paid after the Restructuring and a bonus of $222,750 accrued for in 1996 under an employment agreement entered into effective as of the closing date of the Restructuring Date and paid in 1997.

(5) Mr. Landini resigned his position with Pacific Thrift on October 27, 1998. His salary included a severance payment of $200,000, representing six months salary. Bonus amount for 1997 consisted of a bonus of $637,008 accrued for 1997, of which 75% was paid in January 1998 and 25% is due to be paid in January 2000 under his employment agreement. Bonus amount for 1996 consists of a bonus of $182,112 accrued for 1996, of which 75% was paid in January 1997 and 25% is due to be paid in January 1999 under his employment agreement, and a special discretionary bonus of $25,000 paid after the Restructuring. See "-- Employment Agreements."

     Options

     Option Grants During 1998. The Named Executives of the Company received grants of Incentive Stock Options during the year ended December 31, 1998 for the following amounts of shares of Common Stock.


                                              Option Grants in 1998 Fiscal Year

                                              Individual Grants
                                                                                                    Potential Realizable Value
                                Number of        % of Total                                          at Assumed Annual Rates
                               Securities          Options                                          of Stock Price Appreciation
                               Underlying        Granted to        Exercise or                            for Option Term
                                 Options        Employees in       Base Price      Expiration       ---------------------------
           Name                Granted (#)       Fiscal Year         ($/Sh)           Date            5% ($)           10% ($)
           ----                -----------     --------------     -------------   ------------        ------           -------
Joel R. Schultz                  100,000           69.83             17.75          6/12/08            -0-              -0-
Richard D. Young                   -0-               --                --              --              -0-              -0-
Frank P. Landini                   -0-               --                --              --              -0-              -0-
Charles J. Siegel                  -0-               --                --              --              -0-              -0-
Norman A. Markiewicz               -0-               --                --              --              -0-              -0-



     Option Exercises in 1998 and Current Option Values..

     The  following  table  provides  certain  information   concerning  options
exercised in 1998 and unexercised options held as of December 31, 1998, by the executive officers who held options at the end of 1998:

                 Aggregate Option Exercises in 1998 Fiscal Year
                           and Fiscal Year End Values

                                                                                                   Value of Unexercised
                                                                Number of Unexercised              In-the-Money Options
                           Shares                              Options at 12/31/98 (#)              at 12/31/98 ($) (1)
                        Acquired on        Value               -----------------------              -------------------
                        Exercise (#)     Realized ($)       Exercisable      Unexercisable      Exercisable     Unexercisable
                        ------------     ------------       -----------      -------------      -----------     -------------
Joel R. Schultz            19,200          -0-                 100,532            67,868               -0-              -0-
Richard D. Young           40,000          -0-                     -0-            66,000               -0-              -0-
Frank P. Landini              -0-          -0-                  18,000               -0-               -0-              -0-
Charles J. Siegel             -0-          -0-                  16,750            24,250               -0-              -0-
Norman A.                     -0-          -0-                  10,800             7,200               -0-              -0-
Markiewicz
----------------------------------------------------------------------------------------------------------------------------

(1) Value of unexercised "in-the-money" options is the difference between the market price of the Common Stock at December 31, 1998 ($0.4375 per share) and the exercise price of the option, multiplied by the number of shares subject to the option.


   Employment Agreements

     The Company entered into employment agreements with Joel R. Schultz, Richard D. Young, Norman A. Markiewicz and Richard B. Fremed, effective as of June 27, 1996, the closing date of the Restructuring (the "Closing Date"). In addition, Pacific Thrift entered into an employment agreement with Frank P. Landini which became effective as of January 1, 1996. On January 1, 1997, the Company entered an employment agreement with Charles J. Siegel. On April 9, 1999, the Pacific Thrift entered into a new employment agreement with Michael A. Iachelli, subject to approval of the FDIC.

     The employment agreements of Mr. Schultz and Mr. Young were superseded with new employment agreements dated as of January 1, 1998, which were approved by the stockholders at the 1998 annual meeting of stockholders. Mr. Young resigned his positions with the Company and its subsidiaries effective January 11, 1999. The Company and Mr. Young have executed a Separation Agreement, and Pacific Thrift and Mr. Young have executed a six-month Consulting Agreement, both of which agreements are subject to approval of the FDIC, which approval has not been obtained as of the date of this report.

     The new employment agreements with Mr. Schultz is for an initial term of three years, beginning effective January 1, 1998 and expiring on December 31, 2000. The agreement is subject to automatic extension for successive one year terms unless, at least six months prior to the end of the term, either the Company or the executive gives notice of intent not to renew.

     Under the new agreement, Mr. Schultz receives an annual base salary of $425,000 per year, adjusted annually to reflect any increases in the consumer price index. In addition, Mr. Schultz is entitled to receive an annual bonus if the Company earns net after-tax profits for any calendar year during the term of the agreement. Mr. Schultz did not earn an annual bonus for the year ended December 31, 1998 due to the net after-tax loss reported by the Company. The amount of any annual bonus that may be earned in any future year under the agreement would be equal to 2-1/2% of the annual net pre-tax profits of the Company (before deduction of bonuses paid to Mr. Schultz referred to as "annual bonuses") if the Company earns annual net after-tax profits (after payment of annual bonuses) equal to a minimum annual return on equity in excess of 10%, or 5% of the annual net pre-tax profits of the Company if the Company earns annual net after-tax profits equal to a minimum annual return on equity in excess of 20%. Return on equity is determined as net after-tax profits as a percentage of stockholder equity at January 1 of each year. The annual bonuses are payable in quarterly installments during the year earned, determined by annualizing the quarterly net pre-tax profits, net after-tax profits and return on equity for each of the first three quarters of the year, with a final determination of the total annual bonus following release of the Company's audited consolidated financial statements for the year.

     Each installment of any annual bonus is paid 50% in cash and 50% in Common Stock. The Common Stock portion of the annual bonus will be held in escrow by the Company unless and until either of the following forfeiture conditions are met: (a) pre-tax net income for the year following the bonus year must be at least 12.5% higher than the bonus year (i.e., for any 1999 bonus, 2000 pre-tax net income must exceed 1999 pre-tax net income by 12.5%); or (b) return on equity (after payment of annual bonuses) must be at least 25% for the year following the bonus year (i.e., for the 1999 bonus, 2000 return on equity must be at least 25%). (The forfeiture conditions are only applicable for the year 2000 bonus year if the executive is employed under an employment contract through the end of the year 2001.) The amount of Common Stock issued in payment of quarterly installments of the annual bonus is determined as the highest of
(x) the closing price on the last trading day of the applicable quarter; (y) the average closing price for the 10 trading days prior to the end of the applicable quarter; or (z) $10 per share. The Company will use its best efforts to register with the Securities and Exchange Commission for resale by the executive the Common Stock issued in payment of the annual bonus.

     Any amount paid as a quarterly installment of the annual bonus is subject to repayment if the Company determines that the amount paid was in excess of the amount of the annual bonus earned for the year. To the extent that the total quarterly annual bonus payments exceed the total annual bonus determined at the end of the year, the excess will be repaid first from the Common Stock issued to the executive during the year, using the average weighted price per share of the Common Stock issued in payment of the annual bonus during the year, and then in cash or, at the executive's option, in shares of Common Stock previously purchased by him. For 1998, Mr. Schultz received a quarterly bonus installment of $133,950 in the first quarter of 1998, which Mr. Schultz intends to repay with the return of 6,159 shares of Common Stock previously purchased by him, at $21.75 per share, which was the average weighted price per share of Common Stock issued in payment of the bonus installments during 1998 as provided for in Mr. Schultz's employment agreement.

     Mr. Schultz is also entitled to receive a special cash bonus equal to 1% of the annual pre-tax net income of the Company calculated before payment of the special bonus but after payment of the annual bonuses, if the following conditions are met: (a) comparing the special bonus year with the prior year, the pre-tax net income for the special bonus year is at least 25% higher than the prior year or the return on equity for the special bonus year is at least 25%; and (b) comparing the special bonus year with the following year, the pre-tax net income for the year following the special bonus year is at least 25% higher than the special bonus year or the return on equity for the year following the special bonus year is at least 25%. (For the year 2000 special bonus, the performance conditions for the year 2001 are only applicable if the executive is employed under an employment contract through the end of the year 2001.)

     Mr. Schultz also received a stock option for 100,000 shares upon approval by the stockholders of the new employment agreement, at an exercise price equal to $17.75 per share, which was 100% of the fair market value of the Common Stock on the date of grant. The option is exercisable at any time beginning six months after grant for a term of 10 years.

     Mr. Schultz is also entitled to participate in benefit plans maintained by the Company for its executive officers, including insurance, pension, stock option plans and stock purchase plans, and to receive perquisite benefits including an automobile allowance and expense allowance. In addition, Mr. Schultz is entitled to receive the insurance benefits made available to all executives of the Company.

     Upon a termination of the employment agreement as a result of the death or disability of the executive, he or his personal representative is entitled to receive any unpaid annual and special bonuses for any prior year and through the last full quarter prior to termination, including cash and Common Stock, free of any forfeiture or other conditions otherwise applicable to such bonuses, plus a lump sum payment equal to the sum of the full annual bonus and special bonus earned in the prior year, plus payments of the base salary and all benefits for one year. If, at the end of the year of such a termination, it is determined that the annual bonus that would have been earned in the year of termination is higher than the annual bonus for the prior year, the executive or his personal representative is entitled to an additional payment equal to the difference between the annual bonus that would have been earned and the annual bonus amount paid upon termination.

     The Company may terminate Mr. Schultz' employment agreement "for cause," which is defined to include: (i) theft or embezzlement; (ii) fraud or other acts of dishonesty in the conduct of the Company's business; (iii) conviction or plea of nolo contendere to any felony or crime of moral turpitude; (iv) any action willfully and knowingly taken which is injurious to the Company's business or reputation. Upon a termination for cause, the Company is only obligated to pay the amount of base salary and annual bonus earned through the date of termination. Any Common Stock held in escrow upon termination for cause will be released to the executive if and when the conditions are met in accordance with the terms of his employment agreement. In addition, the Company is obligated to pay any special bonus to the executive for each year that he was employed, to the extent the performance targets are met in accordance with the terms of the employment agreement.

     If Mr. Schultz terminates his employment agreement for any reason other than a "corporate change" (as defined below), he is entitled to his base salary through the date of termination and his annual bonus earned through the end of the last full quarter prior to termination. Any Common Stock held in escrow upon such a termination by Mr. Schultz will be released to the executive if and when the conditions are met in accordance with the terms of his employment agreement. In addition, the Company is obligated to pay any special bonus for each year that Mr. Schultz was employed, to the extent the performance targets are met in accordance with the terms of his employment agreement.

     If the Company terminates the employment agreement of Mr. Schultz without cause, he is entitled to benefits for one year, plus a lump sum payment equal to one year's base salary and the annual bonus earned for the prior year. Mr. Schultz is also entitled to any special bonus for the year prior to termination if the performance targets were met for the year prior to termination, plus the cash value of all vacation, holiday and sick days which have accrued and would have accrued for one year following termination. If, at the end of the year of termination, it is determined that the annual or special bonus that would have been earned by Mr. Schultz in the year of termination is higher than the annual or special bonus for the prior year, Mr. Schultz is entitled to an additional payment equal to the difference between the annual and/or special bonus that would have been earned and the annual and special bonus amounts paid upon termination. In addition, all Common Stock then held in escrow for Mr. Schultz is required to be released immediately.

     If, at any time within one year of a "corporate change" (as defined below), the Company or Mr. Schultz terminates his employment for any reason other than "for cause," Mr. Schultz is entitled to receive full benefits for 18 months after termination and the cash value of all vacation, holiday and sick days which would have accrued for 18 months following termination. In addition, Mr. Schultz is also entitled to receive any earned and unpaid installments of his annual bonus through the last full quarter of his employment, and an additional lump sum equal to the sum of two times his annual base salary, two times his annual bonus earned in the prior year, the special bonus amount earned for the year prior to termination, plus an additional "in lieu of special bonus" amount equal to 1% of the annualized pre-tax net income for the year of termination. If, at the end of the year of termination, it is determined that two times the annual bonus or the special bonus that would have been earned in the year of termination is higher than the two times the annual bonus or the special bonus amount paid upon termination, Mr. Schultz is entitled to an additional payment equal to the difference between two times the annual bonus and the special bonus actually paid and two time the amount that would have been earned in the year of termination, in addition to a payment equal to the difference between the "in lieu of special bonus" amount paid and the amount that would have been paid as a special bonus in the year of termination. In addition, all Common Stock then held in escrow for Mr. Schultz is required to be released.

     The employment agreement with Mr. Siegel provides for a term of two years, which is automatically extended for additional one year terms thereafter unless either party gives at least six months written notice of its or his intention not to renew the agreement. The Company has given notice to Mr. Siegel that it does not intend to renew his contract after its expiration date of December 31, 1999 at which time, Mr. Siegel will become an "at-will" employee. Mr. Siegel's annual salary was $160,000 per year until May 1997, when it was increased to $175,000 per year, as adjusted annually for increases in the cost of living index. Mr. Siegel is also eligible to participate in the employee cash bonus pool of the Company. Upon certain events constituting a change of control (a Corporate Change," as further defined below), Mr. Siegel is entitled to receive two times his annual salary and three times his last annual bonus.

     The employment agreements with Mr. Markiewicz and Mr. Fremed provide for a term of one year, which is automatically extended for additional one year terms thereafter unless either party gives at least six months written notice of its or his intention not to renew the agreement. The Company has notified Mr. Markiewicz and Mr. Fremed that their employment agreements will not be renewed after expiration on June 26, 1999 at which time Mr. Markiewicz and Mr. Fremed will become "at-will" employees. Mr. Markiewicz' annual salary is

$135,000 per year, and Mr. Fremed's annual salary is $125,000 per year, in each case as adjusted annually for increases in the cost of living index, and Mr. Markiewicz and Mr. Fremed are also eligible to participate in the employee cash bonus pool of the Company. Upon a Corporate Change, Mr. Markiewicz and Mr. Fremed are each entitled to receive one-half his annual salary.

     As described above, the employment agreements of Messrs. Schultz, Siegel, Markiewicz and Fremed contain special termination provisions upon a Corporate Change. Corporate Change is defined in each of the employment agreements to include any one (or more) of the following events: (i) any person, including a group as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), becomes the beneficial owner of shares of the Company with respect to which twenty percent (20%) or more of the total number of votes for the election of the Board may be cast; (ii) as a result of, or in connection with, any cash tender offer, exchange offer, merger or other business combination, sale of assets, or contested election for the Board of Directors, or combination of the foregoing, persons who were directors of the Company just prior to such event(s) shall cease to constitute a majority of the Board; (iii) a transaction in which the Company will cease to be an independent publicly owned corporation that is required to file quarterly and annual reports under the Exchange Act, or a sale or other disposition of all or substantially all the assets of the Company (including but not limited to the assets or stock of Company's subsidiaries that results in all or substantially all of the assets or stock of Company on a consolidated basis being sold); (iv) a tender offer or exchange offer is made for shares of the Company's Common Stock (other than one made by the Company) and shares of Common Stock are acquired thereunder; (v) the stockholders of the Company cause a change in the majority of the members of the Board of Directors within a twelve (12) month period; provided, however, that the election of one or more new directors shall not be deemed to be a change in the membership of the Board of Directors if the nomination of the newly elected directors was approved by the vote of three-fourths of the directors then still in office who were directors at the beginning of such twelve (12) month period;
(vi) with respect to Joel Schultz only, a change in his duties or a reduction in compensation; or (vii) with respect to Mr. Siegel only, a change in the Chief Executive Officer and Senior Executive Vice President of the Company.

     The Company retains the right to terminate any of the employment agreements in the event of an employee's physical or mental disability which renders him unable to perform under the agreement for any period of one hundred and twenty
(120)  consecutive  days or for an  aggregate  period of one  hundred and twenty
(120) or more days during any twelve (12) month period. In the event of termination due to disability, an employee would be entitled to receive as disability compensation a lump sum payment equal to the annual bonus earned by employee during the fiscal year preceding the year of termination, one year's annual salary, payable not less frequently than monthly and continuation of certain benefits for the greater of one year or the remainder of the term under the agreement. In the event of death, an employee's personal representative is entitled to receive as a death benefit, in addition to any other payments which he may be entitled to receive under any of the Company's benefit plans, payment of one year's salary, payable not less frequently than monthly.

     From January 1, 1996 until October 28, 1998, the date of closing of the wholesale loan division, Mr. Frank Landini was employed under written employment agreements with Pacific Thrift. Upon his termination in October 1998, Pacific Thrift paid Mr. Landini a termination payment of $200,000. The original employment agreement of Mr. Landini with Pacific Thrift was for a term of two years, with automatic extensions for additional one year terms thereafter unless either party gave at least six (6) months written notice of its or his intention not to renew the agreement. Mr. Landini received an annual base salary of $150,000, as adjusted annually for increases in the cost of living index. Mr. Landini also received an annual bonus equal to the sum of (a) 1.5% of the pre-tax net profits of the Pacific Thrift Wholesale Division up to $10 million;
(b) 1.875% of the pre-tax profits between $10 and $20 million; and (c) 2.25% of all pre-tax profits in excess of $20 million, less the amount of Mr. Landini's salary. For purposes of the bonus calculation, Mr. Landini's salary was deducted from the calculation of pre-tax net profits.

     In April 1998, Mr. Landini entered a new employment agreement with Pacific Thrift under which he was to receive an annual base salary of $400,000. Also in April 1998, Mr. Landini entered into a bonus agreement with the Company, under which the Company agreed to assume responsibility for payment of Mr. Landini's annual bonus, in accordance with the same formula and payment terms provided in Mr. Landini's prior agreement with Pacific Thrift.

     Mr. Landini's original agreement provided for him to receive up to $100,000 of his bonus earned in 1996 plus one-half of any bonus earned in 1996 in excess of $200,000 in January 1997, with any remaining bonus amount earned in 1996 to be paid 36 months later. For years after 1996, one-half of Mr. Landini's bonus was to be paid the following January, and the remaining half paid 36 months later. Pursuant to an amendment to his agreement dated as of January 1, 1997, 75% of the bonus earned in 1996 was paid in January 1997, and 75% of the bonus payable for future years is payable in the following January, with the remainder of each year's bonus payable three years thereafter. In every case, the deferred bonus amount was subject to forfeiture if Mr. Landini voluntarily terminated his employment or Pacific Thrift terminated his employment "for cause." As a result of Mr. Landini's termination in connection with the closing of the wholesale loan division in October 1998, the Company has calculated that it and its affiliates owed Mr. Landini a total of $200,000 for severance pay and benefits and $523,284 for deferred bonuses earned in 1996 and 1997, of which $200,000 in severance has been paid to date. No arrangements have been made with Mr. Landini regarding the amounts owed to him and the Company has informed Mr. Landini that it does not expect to pay these amounts for the foreseeable future.

     Effective January 11, 1999, Mr. Richard D. Young Senior Executive Vice President of the Company and President and Chief Operating Officer of Pacific Thrift was no longer employed by the Company. The Company entered into a Separation Agreement with Mr. Young dated as of March 9, 1999, and Pacific Thrift entered into a Consulting Agreement with Mr. Young, also dated as of March 9, 1999. The Separation Agreement provides for Mr. Young to receive payments from the Company under a note for $475,000, payable over two years beginning January 1, 2002. The Consulting Agreement provides for Mr. Young to provide consulting services for a period of six months, for a consulting fee of $10,000 per month. The Separation Agreement and the Consulting Agreement are subject to the approval of the FDIC, which was applied for on March 11, 1999, but has not yet been granted.

     On April 9, 1999, Pacific Thrift entered into a new employment agreement with Mr. Michael A. Iachelli, subject to approval of the FDIC. Under the agreement, Mr. Iachelli has been appointed as President and Chief Executive Officer of Pacific Thrift for a term of one year, with automatic renewal for successive one year terms unless either party notifies the other of nonrenewal 60 days before expiration of the current term. The agreement provides for Mr. Iachelli to receive an annual salary of $200,000, plus an annual bonus similar in form and structure to that of Mr. Schultz, as it may be modified from time to time, but excluding from the determination of net pre-tax and net after-tax income the effect of any changes in valuation of existing interest-only strips receivable held by Pacific Thrift. In addition, Mr. Iachelli receives a car allowance and standard executive benefits. Mr. Iachelli has further been granted stock options exercisable for 100,000 shares of Common Stock of the Company at $.4375 per share, the closing price of the Common Stock on April 9, 1999, vested 25% annually. In addition, Mr. Iachelli has received a grant of nonqualified stock options exercisable for 25,000 shares of Common Stock of the Company at $2.00 per share, vested 100% in one from the date of his commencement of employment. Mr. Iachelli has further received the right, exercisable within 30 days from the date of commencement of his employment, to purchase up to 100,000 shares of Common Stock of the Company at fair market value as of the date of purchase. The other terms of Mr. Iachelli's employment are similar to Mr. Schultz' employment agreement, except that, upon a change in control of the Company, Mr. Iachelli is entitled to receive a payment equal to one year of his base salary, plus full vesting of all unvested options.

Plans and Arrangements

     Employees of the Company, including executive officers, are entitled to participate in various benefit plans established by the Company and approved by the Board of Directors and the Partnership, as the sole stockholder of the Company, prior to the Restructuring.

1995 Stock Option Plan

     The 1995 PacificAmerica Money Center, Inc. Stock Option Plan (the "1995 Plan") is designed to promote and advance the interests of the Company and its stockholders by: (i) enabling the Company to attract, retain and reward managerial and other key employees and non-employee directors; and (ii) strengthening the mutuality of interests between participants and the stockholders of the Company in its long term growth, profitability and financial success by offering stock options. The 1995 Plan empowers the Company to award or grant options from time to time until December 31, 2003, when the 1995 Plan expires except with respect to options then outstanding, to officers, directors, key employees and consultants of the Company and its subsidiaries, Incentive and Non-Qualified Stock Options ("Options") authorized by the Executive Compensation Committee of the Board of Directors, which administers the 1995 Plan.

     Shares Subject to 1995 Plan. As approved by the stockholders at the annual meeting of stockholders in June 1998, the adjusted maximum number of shares of Common Stock in respect of which Options may be granted under the Plan (the "Plan Maximum") is 800,000 with an increase of two percent (2%) of the total issued and outstanding shares of the Common Stock on the first day of each subsequent calendar year, up to a maximum of 1,000,000 shares, commencing January 1, 1997. As of February 28, 1999 902,977 options were issuable under the 1995 Plan, and options for 403,049 shares had been granted under the 1995 Plan, leaving options for 499,928 shares available for future issuance.

     For the purpose of computing the total number of shares of Common Stock available for Options under the 1995 Plan, the above limitations are reduced by the number of shares of Common Stock subject to issuance upon exercise or settlement of Options, determined at the date of the grant of such Options. However, if any Options are forfeited, terminated, settled in cash or exchanged for other Options or expire unexercised, the shares of Common Stock previously subject to such Options are again available for further Option grants. The shares of Common Stock which may be issued to participants in the 1995 Plan may be either authorized and unissued Common Stock or issued Common Stock reacquired by the Company. No fractional shares may be issued under the 1995 Plan.

     The maximum number of shares of Common Stock issuable upon exercise of Options granted or which may be subject to Options, as applied to the 1995 Plan and its several components, is subject to appropriate equitable adjustment in the event of a reorganization, stock split, stock dividend, combination of shares, merger, consolidation or other recapitalization of the Company. The number of shares subject to outstanding options and issuable under the 1995 Plan was adjusted to reflect the one-for-one stock dividend paid on August 13, 1997, which had the effect of a two-for-one stock split.

     Administration. The 1995 Plan is administered by the Executive Compensation Committee of the Board of Directors (the "Committee"). The 1995 Plan provides that the Committee must consist of at least two directors of the Company who are "non-employee directors" within the meaning of Rule 16b-3(b)(3)(i) of the
Exchange Act promulgated by the Securities and Exchange Commission (the "Commission"). The Committee has the sole authority to construe and interpret the 1995 Plan, to make rules and procedures relating to the implementation of the 1995 Plan, to select participants, to establish the terms and conditions of Options and to grant Options, with broad authority to delegate its responsibilities to others, except with respect to the selection for participation of, and the granting of Options to, persons subject to Sections 16(a) and 16(b) of the Exchange Act. Members of the Committee are not eligible to receive discretionary Options under the 1995 Plan.

     Eligibility Conditions. All officers and key employees of the Company and its subsidiaries, are eligible to receive Options under the 1995 Plan. Non-employee directors and consultants are only eligible to receive Non-Qualified Stock Options under the 1995 Plan. Except for Non-Qualified Stock Options granted to non-employee directors, the selection of recipients of, and the nature and size of, Options granted under the 1995 Plan is wholly within the discretion of the Committee. The 1995 Plan is subject to specific formula provisions relating to the grant of options to non-employee directors, the exercisability of Incentive Stock Options and the total shares available for option grants. In addition, there is a 50,000 share limit on the number of shares of Common Stock in respect of which any type of Options may be granted to any person in each calendar year.

     Transferability. No Option granted under the 1995 Plan, and no right or interest therein, is assignable or transferable by a participant except by will or the laws of descent and distribution.

     Term, Amendment and Termination. The 1995 Plan currently provides for termination on December 31, 2003, except with respect to Options then outstanding. The Board of Directors may amend or terminate the 1995 Plan at any time, except that: (i) to the extent restricted by Rule 16b-3 promulgated under the Exchange Act, as amended and in effect from time to time (or any successor rule), the Board of Directors may not, without approval of the stockholders of the Company, make any amendment that would: (a) increase the total number of shares available for issuance (except as permitted by the 1995 Plan to reflect changes in capital structure); (b) materially change the eligibility requirements; or (c) materially increase the benefits accruing to participants under the 1995 Plan; and (ii) the provisions of the 1995 Plan governing the award of options to non-employee directors may not be amended more than once every six months other than to comport with changes to the Internal Revenue Code of 1986, as amended (the "Code"), the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), or the regulations promulgated thereunder.

     Change of Control. The 1995 Plan provides that the exercisability of outstanding Options shall be accelerated upon any of the following events: (i) any person, including a group as defined in Section 13(d)(3) of the Exchange Act, becomes the beneficial owner of shares of the Company with respect to which twenty percent (20%) or more of the total number of votes for the election of the Board of Directors may be cast; (ii) as a result of, or in connection with, any cash tender offer, exchange offer, merger or other business combination, sale of assets or contested election for the Board, or combination of the foregoing, persons who were directors of the Company just prior to such event(s) shall cease to constitute a majority of the Board of Directors; (iii) a transaction in which the Company will cease to be an independent publicly owned corporation that is required to file quarterly and annual reports under the Exchange Act, or a sale or other disposition of all or substantially all the assets of the Company (including but not limited to the assets or stock of the Company's subsidiaries that results in all or substantially all of the assets or stock of Company on a consolidated basis being sold); (iv) a tender offer or exchange offer is made for shares of the Company's Common Stock (other than one made by the Company) and shares of Common Stock are acquired thereunder; or (v) the stockholders of the Company cause a change in the majority of the members of the Board of Directors within a twelve (12) month period; provided, however, that the election of one or more new directors shall not be deemed to be a change in the membership of the Board of Directors if the nomination of the newly elected directors was approved by the vote of three-fourths of the directors then still in office who were directors at the beginning of such twelve (12) month period (collectively, a "Change of Control").

     Incentive Stock Options. Options designated as Incentive Stock Options, within the meaning of Section 422 of the Code, in respect of up to the Plan Maximum may be granted under the 1995 Plan. The number of shares of Common Stock in respect of which Incentive Stock Options are first exercisable by any optionee during any calendar year shall not have a fair market value (determined at the date of grant) in excess of $100,000 (or such other limit as may be imposed by the Code). To the extent the fair market value of the shares for which options are designated as Incentive Stock Options that are first exercisable by any optionee during any calendar year exceed $100,000, the excess amount shall be treated as Non-Qualified Stock Options. Incentive Stock Options shall be exercisable for such period or periods, not in excess of ten years after the date of grant, as shall be determined by the Committee.

     Grant of Incentive Stock Options. As of February 28, 1999, the Board of Directors of the Company has granted Incentive Stock Options to acquire a total of 499,921 shares of Common Stock to certain key employees, including the executive officers, of the Company, at exercise prices ranging from $0.50 to $28.75 per share. For employees who were employed by the Partnership for five
(5) years or more, options become exercisable 20% after the first six (6) months following the grant, and an additional 20% on the first, second, third and fourth-year anniversary dates of the grant thereafter. For employees who were employed by the Partnership for less than five (5) years, options become exercisable 25% on each of the first, second, third and fourth-year anniversary dates of the grant.

     Non-Qualified Stock Options. Non-Qualified Stock Options may be granted for such number of shares of Common Stock and will be exercisable for such period or periods as the Committee shall determine, up to a maximum term of ten years.

     Options to Non-Employee Directors. The 1995 Plan also provides for the grant of Options to non-employee directors of the Company or any of its subsidiaries, without any action on the part of the Board of Directors or the Committee, only upon the terms and conditions set forth in the 1995 Plan. The 1995 Plan was amended in June 1997 to provide that non-employee directors of the Company and its subsidiaries would be entitled to receive an initial grant of 1,000 shares of Common Stock and an annual grant of 1,000 shares of Common Stock after each twelve (12) month period of continuous service as a director. On April 22, 1998 the Board of Directors amended the 1995 Plan to clarify that, as a result of the August 13, 1997 stock dividend which had the effect of a two-for-one stock split, the amount of each initial and annual grant of options to non-employee directors of the Company and its subsidiaries would be increased to 2,000 shares of Common Stock. Each Option becomes exercisable as to 50% of the shares of Common Stock subject to the Option on the first anniversary date of the grant and 50% on the second anniversary date of the grant, and expires ten (10) years from the date the Option is granted. The exercise price of all Options granted non-employee directors must be equal to 100% of the fair market value of the Common Stock subject to the Option on the date on which such Options are granted. Each Option is subject to the other provisions of the 1995 Plan.

     As of February 28, 1999, the non-employee directors of the Company have been granted Non-Qualified Options to acquire 18,000 shares of Common Stock, at exercise prices ranging from $5 to $16 per share.

     Option Exercise Prices. The exercise price of an Incentive Stock Option must be at least 100% of the fair market value of the Common Stock on the date of grant. Except for Options to non-employee directors, Non-Qualified Stock Options may be issued at such option exercise price as the Committee shall determine, but not less than par value per share. The fair market value of all Options is determined as the closing price of the Common Stock on the date the Option is granted.

     Exercise of Options. Options are exercisable for a maximum term of 10 years, but may not be exercised after three months following a termination of employment, or after one year following disability or death of an optionee. Options are exercisable only upon the payment in full of the applicable Option exercise price in cash or, if approved by the Committee, in shares of the Common Stock (at the fair market value thereof at exercise date) or by concurrent sale of the shares under the Option with instructions to the selling broker to deliver the proceeds of sale, up to the exercise price, to the Company. No Incentive or Non-Qualified Stock Option may be exercised within six months following the date of grant.

Retirement Plan

     The Company has a 401(k) Plan (the "401(k) Plan") which Plan allows employees to invest contributions in Common Stock of the Company.

     All employees (including officers) of the Company and its subsidiaries are eligible to participate in the Retirement Plan and future employees will be eligible following the completion of 1,000 hours of service and their first year of employment. Subject to certain limitations, participants in the 401(k) Plan may make contributions from 2% to 15% of their pretax compensation, up to a maximum of $9,500 per year (in 1997), subject to certain limitations and annual adjust ments for inflation. The Company may, in its discretion, make a matching contribution equal to a percentage of compensation contributed by each participant, not to exceed 6% of compensation. The 401(k) Plan is designed to qualify under Section 401(k) of the Internal Revenue Code and therefore contributions by the Company and the participants are deductible by the Company and not includable in the income of the participants for federal income tax purposes. Participants will always be fully vested in all of their individual contributions to the 401(k) Plan (and in earnings on such contributions). Participants will be fully vested in employer contributions (and earnings on such contributions) to the 401(k) Plan, regardless of years of service, upon the attainment of normal retirement age (age 65), such participant's death or permanent and total disability while employed by the Company or the termination or complete discontinuance of the 401(k) Plan. If a participant terminates employment with the Company for any reason other than retirement, then such participant's interest in employer contributions to the 401(k) Plan shall vest 20% after one year of service, and 20% for each year of service thereafter, so they will be vested 100% after five or more years of service. An employee's service with the Partnership, the General Partner and former affiliates is counted for purposes of vesting under the 401(k) Plan.

Stock Purchase Plan

     The 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan") provides for eligible employees of the Company and its subsidiaries to participate in the ownership of the Company by acquiring the right to purchase shares of the Company's Common Stock. As approved by the stockholders at the 1998 annual meeting of stockholders the Stock Purchase Plan covers a total of 230,000 shares of Common Stock. Shares of Common Stock may be purchased by the Stock Purchase Plan in the open market or issued by the Company from authorized and unissued treasury stock. The purpose of the Stock Purchase Plan is to promote the interests of the Company by providing a method whereby employees of the Company may participate in the ownership of the Company by acquiring an interest in the Company's growth and productivity.

     The Options. The Stock Purchase Plan provides that, during each specified period ("Option Period"), the Company may grant options to participants to purchase, at the termination of that Option Period, shares of Common Stock under the Stock Purchase Plan. The Option Periods coincide with the Company's calendar year. The price at which each share covered by an option under the Stock Purchase Plan may be purchased is 100% of the fair market value of a share of Common Stock on the first day of the applicable Option Period.

     Unless terminated, options granted at the commencement of an Option Period are exercised automatically on the last day of that Option Period. An option terminates upon a voluntary withdrawal from participation in the Stock

Purchase Plan by a participant, which may be effected any time prior to the last day of the Option Period by completing a notice of termination form. An option also terminates automatically if the participant holding the option ceases to be employed by the Company or a subsidiary of the Company for any reason (including death, disability or retirement) prior to the last day of the Option Period.

     An option may not be sold, pledged, assigned, hypothecated, transferred or disposed of in any manner other than by will or by the laws of descent or distribution, and may be exercised, during the lifetime of the optionee, only by such optionee. Optionees do not have rights as stockholders of the Company with respect to option shares until they exercise their options.

     Eligibility and Participation. All full-time employees of the Company and its subsidiaries who have been employed continuously for at least 30 days and who work more than 20 hours per week are eligible to participate in the Stock Purchase Plan at their election. However, no employee may be granted an option if such employee would immediately thereafter own, directly or indirectly, 5% or more of the combined voting power of all classes of stock of the Company, as determined pursuant to Section 424(d) of the Code.

     Eligible employees may enroll as participants in the Stock Purchase Plan by executing a form provided by the Company prior to the commencement of each Option Period on which they may designate the stated maximum set forth on the form, to: (i) the portion of their compensation, in any amount up to the stated maximum set forth on the form, to be deducted semi-monthly, and accumulated for the purchase of shares of Common Stock; and/or (ii) the amount of funds, if any, which they will deposit at the beginning of the Option Period for the purchase of shares of Common Stock. Once chosen, the semi-monthly contribution for that Option Period cannot be decreased or increased without terminating the option. The aggregate maximum dollar amount which may be designated by a participant to be applied to the purchase of shares under the Stock Purchase Plan may not exceed the lesser of 15% of base compensation or $25,000 per year.

     Administration and Amendment. The Stock Purchase Plan is administered by the Executive Compensation Committee of the Board of Directors. That committee is empowered to interpret and construe any provision of the Stock Purchase Plan and to adopt such rules and regulations for administering the Stock Purchase Plan as it deems necessary.

     The Board of Directors of the Company may at any time, insofar as is permitted by law, alter, amend, suspend or discontinue the Stock Purchase Plan with respect to any shares not already subject to options; provided, however, that without the approval of the stockholders of the Company, no modification or amendment may increase the number of shares subject to the Stock Purchase Plan, extend the term of the Stock Purchase Plan, alter the option price formula, otherwise materially increase the benefits accruing to participants, materially modify the requirements as to eligibility for participation or amend the Stock Purchase Plan in any manner that will cause it to fail to meet the requirements of an "Employee Stock Purchase Plan" as defined in Section 423 of the Code.

Supplemental Executive Retirement Plan

     The PacificAmerica Money Center, Inc. Supplemental Executive Retirement Plan (the "Supplemental Plan"), an unfunded retirement plan, is designed to provide additional employer paid benefits to certain long-term executive officers of the Company and its predecessors. Participants' years of service with the Partnership and its affiliates prior to the completion of the Restructuring carry forward for vesting and benefit accrual purposes. The Supplemental Plan covers the following four employees: Joel R. Schultz, Richard
B. Fremed, Norman A. Markiewicz and Charles J. Siegel. Future participants, if any, will be determined by the Board of Directors. Administration of the Supplemental Plan is the responsibility of the Executive Compensation and Stock Option Committee of the Board of Directors.

     Under the Supplemental Plan, a participant's 65th birthday is deemed his or her normal retirement date ("Normal Retirement Date"). The yearly benefit that a participant will receive at his or her Normal Retirement Date will be 1-2/3% of his or her average compensation (whether paid by the General Partner, the
Partnership or the Company) for his or her highest 3 consecutive years, multiplied by the actual number of his or her years of service. However, in no event will any years of service in excess of 30 be taken into account. The participant's benefits are reduced by his estimated Social Security benefit and by his estimated Section 401(k) Plan benefit. Effective January 1, 1997, the maximum annual retirement benefit payable under the Supplemental Plan (determined after application of the reductions for a participant's estimated Social Security and 401(k) benefits) is limited to $400,000 for Joel R. Schultz and $100,000 for all other participants. Beginning in 1998, the benefit cap amounts described above are subject to cost-of-living adjustments during the period of a participant's employment, up to a maximum of 5% per year, but only if the increase in the applicable cost-of-living index exceeds 5% for any plan year. The estimated 401(k) benefit is determined as a straight life annuity that is the actuarial equivalent of the sum of the elective deferral and company matching contributions made to the 401(k) Plan, based on the assumption that the maximum elective deferrals and company match are contributed to the 401(k) Plan on behalf of the participant each year and the participant's account yields an assumed earnings rate. Benefits are payable monthly upon the participant's retirement.

     A participant is entitled to elect early retirement before his or her Normal Retirement Date, and still receive retirement benefits, at any time after: (i) he or she has completed fifteen (15) years of service; and (ii) the sum of his or her age and years of service equals or exceeds seventy (70) ("Early Retirement Date"). The dollar amount of a participant's early retirement benefit equals the normal retirement benefit reduced 1/4% for each month prior to his or her 65th birthday.

     If a participant dies while employed by the Company at any time when he or she is eligible for early or normal retirement, his or her surviving spouse will receive the survivor portion of a benefit determined as if the participant had retired on the day before his or her death, and had elected to receive his or her benefit in the form of a 50% joint and survivor annuity.

     Participants' benefits will become fully vested upon the attainment of their Early Retirement Date or Normal Retirement Date; however, participants will forfeit all of their benefits in the event they either: (i) are terminated for cause; or (ii) engage in competition with the Company, either before or after retirement, without express written consent of the Company.

     Special rules apply following a Change of Control of the Company. If a participant terminates his employment within five (5) years following a Change of Control:

     (a) the participant will be entitled to receive a benefit even if he or she voluntarily terminates employment prior to eligibility for retirement, provided it is for "good reason," which includes, among other circumstances, reduction in the participant's annual base salary, the failure to pay, within seven (7) days of the due date, any portion of the participant's compensation and the Company's failure to effectively continue any material compensation plan in which the participant participated immediately before the Change of Control;

     (b) the participant will be credited with an additional five (5) years of service and entitled to receive a lump sum distribution of the present value of his or her accrued benefit; and

     (c) the participant's benefit can be forfeited because he or she is terminated "for cause" only: (i) if the termination is because of the willful and continued failure by the participant to substantially perform his or her duties with the Company after a written demand for substantial performance is delivered to the participant by the Board of Directors; or (ii) by the participant's theft or embezzlement from the Company, fraud or other acts of dishonesty in the conduct of the Company's business, conviction or plea of nolo contendere to any felony or any crime involving moral turpitude, or willful and knowing action which is materially injurious to the business or reputation of the Company.

     A participant also has the right to receive a lump sum benefit under the Supplemental Plan in the event of a voluntary termination of employment within one year following a Change of Control, based on his actual years of service.

     The Board of Directors of the Company may amend or terminate the Supplemental Plan at any time, provided that such amendment or termination may not cancel or reduce the amount of a participant's previously accrued benefits without the consent of that participant. The termination of the Supplemental Plan will not result in immediate vesting of accrued benefits.

     The following table shows the estimated annual retirement benefits, before any applicable offset for estimated Social Security benefits or estimated 401(k) benefits under the 401(k) Plan and before application of the benefit cap. Such benefits would be payable to participants in the Supplemental Plan on their Normal Retirement Date on a straight life annuity basis. Offsets for social security and 401(k) contributions made under the 401(k) Plan may be substantial for certain participants.

     Average Annual                                                                      Annual Benefit by
       Eligible                                                                 Years of Service at Retirement(1)
     Compensation                                                               ---------------------------------
     ------------
                               10               15                20                  25                 30
                            --------         --------          --------            --------           --------
        $100,000             $16,667          $25,000           $33,333             $41,667            $50,000
        $200,000             $33,333          $50,000           $66,667             $83,333           $100,000
        $300,000             $50,000          $75,000          $100,000            $125,000           $150,000
        $400,000             $66,667         $100,000          $133,333            $166,667           $200,000
        $500,000             $83,333         $125,000          $166,667            $208,333           $250,000
        $600,000            $100,000         $150,000          $200,000            $250,000           $300,000
        $700,000            $116,667         $175,000          $233,333            $291,667           $350,000

-------------------

(1) Estimated annual retirement benefits, before any applicable offset for estimated Social Security benefits or estimated 401(k) benefits under the 401(k) Plan and before application of the benefit cap. Effective January 1, 1997, the maximum annual retirement benefit payable under the Supplemental Plan (determined after application of the reductions for a participant's estimated Social Security and 401(k) benefits) is limited to $400,000 for Joel R. Schultz and $100,000 all other participants - $100,000.

     As of December 31, 1998, all of the Named Executives were participating in the Supplemental Plan. The average salary of the Named Executives for purposes of the Supplemental Plan does not differ substantially from that set forth in the Actual Annual Compensation table, except for the inclusion of amounts realized upon exercise or sale of shares of Common Stock received upon exercise of stock options, and except for Joel R. Schultz, whose average annual eligible compensation currently is $600,769, which is the average of his annual compensation for the years 1989, 1990 and 1991. Credited years of service in the Retirement Plan by the executives participating in the Retirement Plan are as follows: Joel R. Schultz, 24 years of service; Charles J. Siegel, five years of service; Norman A. Markiewicz, 24 years of service and Richard B. Fremed, 20 years of service. It is estimated that Mr. Schultz will reach the maximum $400,000 in annual retirement benefit payable if his average annual eligible compensation exceeds $960,000 and he has 25 or more years of service.

              JOINT REPORT OF THE EXECUTIVE COMPENSATION COMMITTEE
                     AND THE EMPLOYEE COMPENSATION COMMITTEE

     The Company's Executive  Compensation  Committee  ("Executive  Compensation
Committee") and Employee Compensation Committee ("Employee Compensation Committee") make this joint report on executive compensation pursuant to Item 402 of Regulation S-K. Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Report, in whole or in part, this report and the performance graph which follows this report shall not be incorporated by reference into any such filings, and such information shall be entitled to the benefits provided in Item 402(a)(9) of Regulation S-K.

Compensation Committee Interlocks and Insider Participation

     During the fiscal year ended December 31, 1998, the Executive Compensation Committee determined the salary and the performance-based bonuses of the Company's executive officers under written employment contracts and appropriate awards under the 1995 Stock Option Plan for all officers and employees of the Company and administered the Company's 401(k) Plan. None of the members of the Executive Compensation Committee is now, and none of the members of the Executive Compensation Committee or its predecessor the Executive Compensation and Stock Option Committee was, at any time during 1997, an officer or employee of the Company.

     The Employee Compensation Committee, consisting of Joel R. Schultz and Richard D. Young, determined the salary and bonus structure for all employees who are not employed under written contracts and the annual bonuses of Messrs. Markiewicz, Fremed and Siegel.

Executive Officer Compensation Policy and Philosophy

     The Company's compensation program for executive officers consists primarily of three key elements: a base salary, a performance-based annual cash bonus and periodic grants of stock options. The Company believes that its compensation policies are designed to attract, retain and reward executive officers who contribute to the Company's success, to provide economic incentives for executive officers to achieve the Company's business objectives by linking the executive officers' compensation to the performance of the Company, to strengthen the relationship between executive pay and stockholder value and to reward individual performance. Thus, compensation for such executive officers involves a high proportion of pay which is at risk: the variable annual cash bonus (which permits individual performance to be recognized on an annual basis, and which is based, in significant part, on an evaluation of the contribution made by the officer to the Company's overall performance) and stock options (which directly relate a significant portion of the executive officer's long-term remuneration to stock price appreciation realized by the Company's stockholders).

Components of Compensation

     Base Salary. Executive officer salaries are established in relation to a range of salaries for comparable positions in the subprime residential lending industry. For the purpose of establishing base salary levels prior to the Restructuring, the Company compared itself to a self-selected group of subprime lenders of small to medium market capitalization, which included approximately five companies in the comparison group. When the new employment agreements with Mr. Schultz and Mr. Young were negotiated in 1998, increases in the base salary of each of them were in part established with reference to the performance of the Company at that time, and in part based upon certain other changes in those employment agreements to provide for half of each bonus payment to be made in Common Stock rather than in cash.

     The Company seeks to pay salaries to executive officers that are commensurate with the qualifications, duties and responsibilities of each officer and that are competitive in the marketplace. In making its annual salary recommendations, the Executive Compensation Committee and the Employee Compensation Committee review the Company's financial position and performance, the contribution of the individual executive officers during the prior fiscal year in helping to meet the Company's financial and business objectives as well as the executive officers' performance of their individual responsibilities.

     Annual Cash Bonus. Executive officer cash bonuses are used to provide executive officers with financial incentives to meet annual performance targets of the Company. The performance goals of Messrs. Schultz and Young were established in their employment agreements as specified returns on stockholder equity. The performance goals of Mr. Landini are established as a percentage of the profits of the wholesale division of Pacific Thrift. The performance targets and bonus recommendations for executives other than Messrs. Schultz, Young and Landini are established by the Employee Compensation Committee. The Employee Compensation Committee develops a Company-wide bonus pool following the end of each fiscal year. The size of the bonus pool is based upon a subjective assessment of overall Company and individual business unit performance as compared to both budgeted and prior fiscal year performance and the extent to which the Company achieved its overall financial goals of growth in earnings and return on stockholders' equity. Once the overall size of the bonus pool has been approved, the Employee Compensation Committee makes discretionary, individual bonus recommendations for eligible employees based upon an evaluation of their individual performance and contribution to the Company's overall performance

     Stock Options. The Board believes that equity ownership by executive officers provides incentive to build stockholder value and align the interests of executive officers with the interests of stockholders. Upon hiring executive officers, the Executive Compensation Committee of the Board will typically recommend stock option grants to the officers under the 1995 Plan, subject to applicable vesting periods. Thereafter, the Executive Compensation Committee will con sider awarding additional grants, usually on an annual basis, under the 1995 Plan. The Executive Compensation Committee believes that these additional annual grants will provide incentives for executive officers to remain with the Company. Options will be granted at the then current market price of the Company's Common Stock and, consequently, will have value only if the price of the Company's Common Stock increases over the exercise price. The size of the initial grant will usually be determined based upon prior grants to executive officers. In determining the size of the periodic grants the Executive
Compensation Committee will consider prior option grants to the executive officer, the executive's performance during the current fiscal year and his or her expected contributions during the succeeding fiscal year.

     Other Employee Benefit Plans. The Company has certain broad-based employee benefit plans in which all employees, including executive officers, are
permitted  to  participate  on  the  same  terms  and  conditions   relating  to
eligibility and subject to the same limitations on amounts that may be contributed. The Company also makes matching contributions for all participants in the Company's 401(k) Plan.

Compensation of the Principal Executive Officers

     Mr. Schultz's 1998 Compensation. The terms of Mr. Schultz' employment agreement, which was approved by the stockholders at the 1998 annual stockholders meeting, provide for a base salary of $400,000 per annum and a bonus determined as a specified percentage of the net pre-tax profits of the Company if the after-tax net income of the Company results in a specified return on equity. Since the Company did not report after-tax net income for 1998, Mr. Schultz earned no bonus for 1998. See "EXECUTIVE COMPENSATION AND OTHER MATTERS -- Employment Agreements."

     Compensation of other Executive Officers and Employees. The terms of the 1998 compensation of all of the Company's executive officers were determined based on their employment agreements. See "EXECUTIVE COMPENSATION AND OTHER MATTERS -- Executive Compensation -- Employment Agreements." The annual bonuses of Mr. Young and Mr. Landini were determined under specific performance-based formulas provided in their employment agreements, both of which have been terminated. Since neither the Company nor the wholesale loan division reported any after-tax net income for 1998, neither Mr. Young nor Mr. Landini earned a bonus for 1998. See "EXECUTIVE COMPENSATION AND OTHER MATTERS -- Employment Agreements." Messrs. Siegel, Markiewicz and Fremed also received no annual bonuses based upon the Company's performance in 1998.

                           Respectfully submitted,

                           Executive Compensation Committee

                           Paul D. Weiser
                           James C. Neuhauser
                           Alan J. Siebler


                           Employee Compensation Committee

                           Joel R. Schultz

                   STOCKHOLDER RETURN PERFORMANCE PRESENTATION

     The graph below compares the cumulative total stockholder return on the Company's Common Stock with the cumulative total return on the Nasdaq Stock Market US Index for the period commencing on June 25, 1996 (the date trading of the Company's Common Stock commenced on the Nasdaq National Market) and ending on December 31, 1998. The data set forth below assumes the value of an investment in the Company's Common Stock and the Index was $100 on June 25, 1996.

                           Comparison of Total Return*
     Since the Initial Public Offering of PacificAmerica Money Center, Inc. Among PacificAmerica Money Center, Inc., The Nasdaq Stock Market-US Index
                      and the Nasdaq Financial Stocks Index


[THE FOLLOWING TABLE WAS REPRESENTED AS A LINE GRAPH IN THE PRINTED MATERIALS.]

                                             NASDAQ    NASDAQ
                                             Stock    Financial
                  Date             PAMM      Market    Stocks

                 6/25/96            100       100       100
                 6/28/96            108       101       101
                 9/30/96            176       105       109
                12/31/96            232       110       121
                 3/31/97            240       104       126
                 6/30/97            256       123       147
                 9/30/97            408       144       172
                12/31/97            292       135       185
                 3/31/98            340       158       196
                 6/30/98            246       162       191
                 9/30/98            121       147       159
                12/31/98              8       190       179


     *In calculating cumulative total stockholder return, reinvestment of dividends, if any, was assumed.

Item 12.  Security Ownership Of Certain Beneficial Owners and Management

     The following tables sets forth the ownership of Common Stock as of March 31, 1999 by (i) those persons known by the Company to hold at least 5% of the total outstanding Common Stock of the Company; (ii) the four directors of the Company, (iii) the Chief Executive Officer and the other four most highly compensated executive officers of the Company for the fiscal year ended December 31, 1998 (the "Named Executives"), and (iv) all executive officers and directors of the Company, as a group. The table includes that portion of stock options granted to the Named Executives which are exercisable within the next 60 days, as described herein under the heading "EXECUTIVE COMPENSATION AND OTHER MATTERS -- Plans and Arrangements -- Stock Option Plan."

                                                        Common
                                                         Stock           Percent
Name and Address of                                   Beneficially          of
 Beneficial Owner                                       Owned(1)          Class
 ----------------                                       --------          -----

Joel R. Schultz(2)                                      110,805           2.1%
21031 Ventura Boulevard
Woodland Hills, CA 91364

Richard D. Young (3)                                     44,049             *
5500 Wembly Ave.
Oak Park, CA  91377

Charles J. Siegel(4)                                     38,493             *
21031 Ventura Boulevard
Woodland Hills, CA 91364

Frank P. Landini(5)                                      30,436             *
500 Ygnacio Valley Road
Walnut Creek, CA 94596

Norman A. Markiewicz(6)                                  66,045           1.3%
21031 Ventura Boulevard
Woodland Hills, CA 91364

James C. Neuhauser(7)                                    27,889             *
21031 Ventura Boulevard
Woodland Hills, CA 91364

Paul D. Weiser(8)                                        44,947             *
21031 Ventura Boulevard
Woodland Hills, CA 91364

Alan J. Siebler(9)                                        6,600             *
21031 Ventura Boulevard
Woodland Hills, CA 91364

All Directors and Executive Officers, as a group        385,602           7.4%
(10 persons)(10)

----------
*    Less than 1%.

(1) Except as otherwise noted and except as required by applicable community property laws, each person has sole voting and disposition powers with respect to the shares.

(2)  Includes  an  aggregate  of 10,007  shares of Common  Stock held by Joel R.
     Schultz, Toby Schultz, his spouse, and The Schultz Living Trust, of which Joel R. Schultz and Toby Schultz are the co-trustees, and currently exercisable options for 100,798 shares.

(3)  Includes 44,049 shares of Common Stock and no stock options.

(4) Includes 19,993 shares of Common Stock and currently exercisable options for 18,500 shares.

(5)  Includes 30,436 shares of Common Stock and no stock options.

(6) Includes 55,245 shares of Common Stock and currently exercisable options for 10,800 shares.

(7) Includes 24,889 shares of Common Stock and currently exercisable options for 3,000 shares.

(8) Includes 41,947 shares of Common Stock and currently exercisable options for 3,000 shares.

(9) Includes 4,600 shares of Common Stock and currently exercisable options for 2,000 shares.

(10) Includes 244,504 shares of Common Stock and currently exercisable options for 141,098 shares.

     The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions

     In 1998, the Company engaged Friedman, Billings, Ramsey & Co., Inc. ("FBR"), an investment banking firm, to act as the Company's exclusive financial adviser in connection with an analysis of the Company's strategic opportunities. James C. Neuhauser, a director of the Company, is also a Managing Director of FBR. In the event that the Company engages in a purchase or sale of assets or stock with another company, or completes a financing transaction, the Company has agreed to pay commissions to FBR pursuant to either a specified formula or to be negotiated in connection with the transaction. If a transaction is completed, the amount of compensation payable to FBR is expected to exceed $60,000, but the amount cannot be determined until the details of any such transaction are known.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) List of Financial Statements

               Financial Statements required to be filed hereunder start on page F-1

     (a)(2) List of Financial Statement Schedules

     None.

     (a)(3) List of Exhibits

     The exhibits required to be filed hereunder are indexed on page S-1 hereof.

     (b) The Company filed no Reports on Form 8-K for the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on April 15, 1999.

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

Signature                              Capacity                       Date
---------                              --------                       ----

/S/ JOEL R. SCHULTZ          Director, Chief Executive Officer    April 15, 1999
-------------------------    and Chairman of the Board
Joel R. Schultz


/S/ CHARLES J. SIEGEL        Chief Financial and Accounting       April 15, 1999
-------------------------    Officer
Charles J. Siegel


/S/ JAMES C. NEUHAUSER       Director                             April 15, 1999
-------------------------
James C. Neuhauser


/S/ PAUL D. WEISER           Director                             April 15, 1999
-------------------------
Paul D. Weiser


/S/ ALAN J. SIEBLER          Director                             April 15, 1999
-------------------------
Alan Siebler

                                                      PacificAmerica
                                                  Money Center, Inc.
                                                    and Subsidiaries




                                    ============================================

                                               Consolidated Financial Statements
                                    Years Ended December 31, 1998, 1997 and 1996

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries


                                                                        Contents

================================================================================


PacificAmerica Money Center, Inc. and Subsidiaries

     Report of Independent Certified Public Accountants                      F-1

     Consolidated Balance Sheets
         as of December 31, 1998 and 1997                                    F-3

     Consolidated  Statements of Operations
         for the years ended December 31, 1998, 1997 and 1996                F-4

     Consolidated Statements of Changes in Stockholders' Equity/Partners'
         Capital for the years ended December 31, 1998, 1997 and 1996        F-6

     Consolidated Statements of Cash Flows
         for the years ended December 31, 1998, 1997 and 1996                F-7

     Notes to Consolidated Financial Statements
         for the years ended December 31, 1998, 1997 and 1996               F-10

     Supplemental Material

         Schedule I - Consolidated Schedule - Financial Position -
              December 31, 1998                                             F-65
         Schedule II - Consolidating Schedule - Operations -
              year ended December 31, 1998                                  F-67
         Schedule III - Consolidating Schedule - Financial Position -
              December 31, 1997                                             F-69
         Schedule IV - Consolidating Schedule - Operations -
              year ended December 31, 1997                                  F-71
         Schedule V - Consolidating Schedule - Operations -
              year ended December 31, 1996                                  F-73

Report of Independent Certified Public Accountants


To the Stockholders
PacificAmerica Money Center, Inc.

We have audited the accompanying consolidated balance sheets of PacificAmerica Money Center, Inc. and subsidiaries (collectively, the Company) as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity/partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PacificAmerica Money Center, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company incurred a net loss of $24,488,000 during the year ended December 31, 1998 and has an accumulated deficit of $3,231,000 at December 31, 1998. At December 31, 1998, the Company is in default of the repayment terms of its obligations related to its interest-only strips receivable (Note 9(b)). At December 31, 1998, the Company's major subsidiary, Pacific Thrift & Loan Company ("Pacific Thrift"), did not meet the minimum capital requirements to be considered "adequately capitalized" by the Federal Deposit Insurance Corporation (FDIC). As a result of its capital designation, Pacific Thrift was required to submit a capital restoration plan to the FDIC. In addition, Pacific Thrift consented to a comprehensive Order to Cease and Desist (the 1998 Order) issued by the FDIC. The 1998 Order requires that Pacific Thrift take various actions, which included increasing its leverage capital ratio to 8% by January 31, 1999. As of April 9, 1999 Pacific Thrift did not meet the capital requirements specified in the 1998 Order. Failure to implement the capital restoration plan and meet the capital requirements of the 1998 Order expose Pacific Thrift to various regulatory actions, including the risk of regulatory takeover. Pacific Thrift entered into an additional Order to Cease and Desist (the 1999 Order) which relates to Banking information systems. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans regarding these matters are discussed in Note 1. The accompanying financial statements do not include any provisions or adjustments which might result from the outcome of the uncertainties discussed above.

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


                                                     BDO Seidman, LLP


Los Angeles, CA
April 9, 1999

================================================================================

December 31,                                            1998           1997
--------------------------------------------------------------------------------

Assets

Cash and cash equivalents (Note 2C)               $ 41,811,000   $ 65,927,000

Restricted cash (Note 2D)                              582,000        163,000

Receivables                                            132,000      1,532,000

Accrued interest receivable                          1,315,000      1,274,000

Refundable income taxes                                     --        222,000

Receivables from related parties (Note 11)             215,000         83,000

Note receivable                                             --      1,015,000

Loans held for sale, (Notes 2E and 3)               72,814,000     35,280,000

Loans receivable (Notes 2F, 2G and 3)                9,444,000     20,629,000

Other real estate (Notes 2M and 5)                     219,000      2,028,000

Interest-only strips receivable
 (Notes 2H, 2I, 2J, 6 and 9)                       116,628,000     94,424,000

Property and equipment (Notes 2N and 7)              4,421,000      3,596,000

Other assets                                         2,633,000      1,693,000
--------------------------------------------------------------------------------


                                                  $250,214,000   $227,866,000
================================================================================

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                                     Consolidated Balance Sheets

================================================================================

December 31,                                                               1998              1997
-----------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Thrift certificates payable (Note 8)
   Fully-paid certificates                                           $ 132,618,000      $ 113,731,000
   Installment certificates                                             29,692,000         18,793,000
-----------------------------------------------------------------------------------------------------

Total thrift certificates payable                                      162,310,000        132,524,000

Accounts payable and accrued expenses                                    5,003,000          6,121,000

Accrued interest payable                                                 3,303,000            370,000

Notes payable (Note 9)                                                  52,958,000         28,318,000

Note payable - related party (Note 11)                                     174,000                 --

Deferred income taxes, net (Notes 2P and 10)                             1,185,000         12,147,000
-----------------------------------------------------------------------------------------------------

Total liabilities                                                      224,933,000        179,480,000
-----------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 12, 13, and 17)
-----------------------------------------------------------------------------------------------------

Stockholders' equity (Note 14)
   Preferred stock, $.01 par value, shares authorized 2,000,000;
     none issued and outstanding                                                --                 --
   Common stock, $.01 par value, shares authorized 8,000,000;
     issued and outstanding 5,148,839 and 5,016,391                         52,000             50,000
   Additional paid-in capital                                           28,460,000         27,079,000
   Retained earnings (accumulated deficit)                              (3,231,000)        21,257,000
-----------------------------------------------------------------------------------------------------

Total stockholders' equity                                              25,281,000         48,386,000
-----------------------------------------------------------------------------------------------------

                                                                     $ 250,214,000      $ 227,866,000
=====================================================================================================


                    See accompanying notes to consolidated financial statements.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations

================================================================================

Years ended December 31,                                       1998            1997            1996
-----------------------------------------------------------------------------------------------------
Interest income
   Loans receivable (Notes 2F, 2G and 4)                  $16,039,000     $11,707,000     $11,174,000
   Cash equivalents (Note 2C)                                 621,000         397,000         328,000
-----------------------------------------------------------------------------------------------------

Total interest income                                      16,660,000      12,104,000      11,502,000
-----------------------------------------------------------------------------------------------------

Interest expense
   Thrift certificates greater than $100,000 (Note 8)         120,000          50,000          23,000
   Other thrift certificates (Note 8)                       8,098,000       5,457,000       4,391,000
   Notes payable and warehouse financing (Note 9)           6,996,000       1,407,000         552,000
-----------------------------------------------------------------------------------------------------

Total interest expense                                     15,214,000       6,914,000       4,966,000
-----------------------------------------------------------------------------------------------------

Net interest income                                         1,446,000       5,190,000       6,536,000

Provision for loan losses (Notes 2G and 4)                  1,314,000       3,087,000       1,151,000
-----------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses           132,000       2,103,000       5,385,000
-----------------------------------------------------------------------------------------------------

Noninterest income
   Other income                                             1,006,000         345,000         777,000
   Gain on sales of loans, including fair value
    writedown of $38,300,000 in 1998 and
    $2,306,000 in 1997 (Notes 2H and 6)                    32,782,000      81,710,000      29,217,000
-----------------------------------------------------------------------------------------------------

Total noninterest income                                   33,788,000      82,055,000      29,994,000
-----------------------------------------------------------------------------------------------------

Noninterest expense
   Salaries and employee benefits (Note 13)                34,166,000      29,457,000      14,622,000
   General and administrative (Note 11)                    27,651,000      22,414,000      10,890,000
   Occupancy expense                                        2,947,000       1,725,000       1,129,000
   Related party fees (Note 11)                                    --              --         872,000
   Operations of other real estate (Notes 2M and 5)           124,000         444,000         681,000
   Depreciation (Note 2N)                                     974,000         555,000         714,000
   Restructuring (Note 2V)                                  3,536,000              --              --
-----------------------------------------------------------------------------------------------------

Total noninterest expense                                  69,398,000      54,595,000      28,908,000
-----------------------------------------------------------------------------------------------------

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations

================================================================================

Years ended December 31,                                        1998              1997              1996
------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                          (35,478,000)       29,563,000          6,471,000

Income tax expense (benefit) (Notes 2P and 10)             (10,990,000)       12,468,000          1,658,000
------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                   (24,488,000)       17,095,000          4,813,000

Income from discontinued operations (Note 16)                       --                --            387,000

Loss on disposal of discontinued operations (Note 16)               --                --         (1,038,000)
------------------------------------------------------------------------------------------------------------

Net income (loss)                                         $(24,488,000)     $ 17,095,000       $  4,162,000


Basic earnings (loss) per share (Note 2B):
   Continuing operations                                  $      (4.82)             4.18       $       1.53
   Discontinued operations                                          --                --               (.32)
------------------------------------------------------------------------------------------------------------

Net income (loss)                                         $      (4.82)             4.18       $       1.21
============================================================================================================

Diluted earnings (loss) per share (Note 2B):
   Continuing operations                                  $      (4.82)             3.48       $       1.27
   Discontinued operations                                          --                --               (.26)
------------------------------------------------------------------------------------------------------------

Net income (loss)                                         $      (4.82)             3.48       $       1.01
============================================================================================================

                    See accompanying notes to consolidated financial statements.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Changes in
                                          Stockholders' Equity/Partners' Capital

================================================================================

                                                          Years Ended December 31, 1998, 1997 and 1996
                              ------------------------------------------------------------------------------------------------------

                                                                                                         Retained
                                               Number                     Additional      General        Earnings
                                Partner          of         Common         Paid-In        Partner      (Accumulated
                               Interests       Shares        Stock         Capital        Warrants        Deficit)          Total
------------------------------------------------------------------------------------------------------------------------------------
Partners' capital,
   January 1, 1996            $ 8,727,000            --    $     --    $         --    $         --    $         --    $  8,727,000

Partner interest
   converted to stock          (8,727,000)    1,780,000      18,000       8,708,000              --              --              --
Rights offering                        --       649,256       6,000       3,240,000              --              --       3,246,000
Partners cash  out                     --      (571,120)     (6,000)     (2,849,000)             --              --      (2,856,000)
Fractional shares paid                 --        (2,412)         --         (12,000)             --              --         (12,000)
General partner warrants               --            --          --              --         385,000              --         385,000
Public offering, net                   --     1,756,420      18,000       7,603,000              --              --       7,621,000
Warrants exercised                     --        21,916          --         162,000              --              --         162,000
Employee stock purchase                --       106,240       2,000         529,000              --              --         531,000
plan
Net income - 1996                      --            --          --              --              --       4,162,000       4,162,000
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity,
   December 31, 1996                   --     3,740,300      38,000      17,381,000         385,000       4,162,000      21,966,000

Subscriber warrants                    --        75,730       1,000         473,000              --              --         474,000
exercised
General partner warrants
   exercised                           --     1,105,078      10,000       8,663,000        (385,000)             --       8,288,000
Stock options exercised                --        95,283       1,000         562,000              --              --         563,000
Net income - 1997                      --            --          --              --              --      17,095,000      17,095,000
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity,
   December 31, 1997                   --     5,016,391      50,000      27,079,000              --      21,257,000      48,386,000

Subscriber warrants                    --        50,236       1,000         313,000              --              --         314,000
exercised
Stock options exercised                --        72,205       1,000         360,000              --              --         361,000
Stock bonuses issued                   --        10,007          --         708,000              --              --         708,000
Net loss - 1998                        --            --          --              --              --     (24,488,000)    (24,488,000)
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity,
   December 31, 1998          $        --     5,148,839    $ 52,000    $ 28,460,000    $         --    $ (3,231,000)   $ 25,281,000
====================================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

Increase (Decrease) in Cash and Cash
Equivalents

Years ended December 31,                                                           1998                1997                  1996
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net income (loss)                                                        $ (24,488,000)       $  17,095,000        $   4,162,000
   Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
     Loss on disposal of discontinued operations                                       --                   --            1,038,000
     Provision for loan losses                                                  1,314,000            3,087,000            1,151,000
     Changes in discontinued operations                                                --                   --            1,034,000
     Provision for losses and other real estate                                   165,000               26,000              337,000
     Net gain on sale of other real estate                                       (170,000)            (181,000)            (224,000)
     Proceeds from sale of loans originated for sale                          917,318,000          742,776,000          337,563,000
     Originations of loans held for sale                                     (956,741,000)        (768,226,000)        (335,471,000)
     Depreciation and amortization                                                974,000              663,000              834,000
     Stock bonuses issued                                                         708,000                   --                   --
     Deferred income taxes, net                                               (10,962,000)          12,443,000              929,000
     Net change in assets and liabilities:
       Restricted cash                                                           (419,000)            (163,000)                  --
       Receivables                                                              2,415,000             (929,000)            (282,000)
       Premium receivable for loans sold                                               --            1,195,000           (1,195,000)
       Accrued interest receivable                                                (41,000)            (130,000)            (241,000)
       Receivable for mortgage loans shipped                                           --           24,310,000          (24,310,000)
       Receivable from related party                                             (132,000)                  --              347,000
       Interest-only strips receivable                                        (61,236,000)         (85,032,000)          (8,973,000)
       Writedown of interest-only strips receivable                            38,300,000            2,306,000                   --
       Refundable income taxes                                                         --              508,000                   --
       Other assets                                                              (718,000)            (319,000)          (1,611,000)
       Payable to related party                                                        --                   --             (881,000)
       Accounts payable and accrued expenses                                    1,677,000            3,886,000                   --
       Accrued interest payable                                                   138,000              185,000            2,854,000
------------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                         (91,898,000)         (46,500,000)         (22,939,000)
------------------------------------------------------------------------------------------------------------------------------------

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

Increase (Decrease) in Cash and Cash
Equivalents

Years ended December 31,                                                           1998                1997                  1996
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
   Proceeds from sale of portfolio loans                                        8,530,000           17,063,000           26,176,000
   Payments from notes receivable                                                      --              731,000                   --
   Increase in loans receivable                                                 2,326,000           (1,915,000)         (29,697,000)
   Proceeds from sale of other real estate                                      2,718,000            3,824,000            5,652,000
   Proceeds from sale of discontinued operations, net
     assets                                                                            --                   --           (1,180,000)
   Mortgage assumed (repaid) in connection with other
     real estate                                                                       --                   --             (847,000)
   Purchase of property and equipment                                          (1,799,000)          (1,791,000)          (1,791,000)
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                            11,775,000           17,912,000           (1,687,000)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Net increase (decrease) in thrift certificates                              29,786,000           51,522,000           20,846,000
   Borrowings under line of credit                                                     --                   --            3,000,000
   Repayment of line of credit                                                         --                   --           (3,000,000)
   Proceeds from note payable                                                  27,372,000           26,159,000                   --
   Paydowns of note payable                                                    (2,000,000)          (1,131,000)          (6,026,000)
   Proceeds from note payable - related party                                     174,000                   --                   --
   Decrease in participations payable                                                  --                   --           (1,120,000)
   Public offering, net                                                                --                   --            7,621,000
   Rights offering                                                                     --                   --            3,246,000
   Partners cash out                                                                   --                   --           (2,856,000)
   Fractional shares payout                                                            --                   --              (12,000)
   General partner warrants                                                            --            8,288,000              385,000
   Subscriber warrants                                                            314,000              474,000              162,000
   Stock options                                                                  361,000              563,000              531,000
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                      56,007,000           85,875,000           22,777,000
------------------------------------------------------------------------------------------------------------------------------------

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

Increase (Decrease) in Cash and Cash
Equivalents

Years ended December 31,                                                           1998                1997                  1996
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          (24,116,000)          57,287,000           (1,849,000)

Cash and cash equivalents, at beginning                                        65,927,000            8,640,000           10,489,000
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, at end                                           $  41,811,000        $  65,927,000        $   8,640,000
====================================================================================================================================

Supplemental disclosures of cash flow
information
   Cash paid during the year for:
     Interest                                                               $  12,281,000        $   6,355,000        $   5,054,000
     Income taxes                                                                  17,000               27,000              668,000

Supplemental schedule of noncash investing and
  financing activities
   Loans transferred to other real estate                                         904,000            2,936,000            6,894,000
   Mortgage payable assumed in connection with other real
     estate                                                                            --              278,000            1,793,000
   Loans to facilitate sales of other real estate                                 353,000            2,320,000              311,000
   Stock bonuses issued                                                           708,000                   --                   --
   Stock dividend                                                                      --               19,000                   --
====================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1.   General                  Organization

                              On June 27, 1996, PacificAmerica Money Center, Inc. (the "Corporation" or "Company"), a Delaware Corporation formed in 1994 as a wholly owned subsidiary of Presidential Mortgage Company, a California limited partnership (the "Partnership") completed a Restructuring Plan dated May 1, 1996 (the "Restructuring"), whereby all of the assets and liabilities of the Partnership were transferred to the Corporation in exchange for common stock of the Corporation (the "Common Stock"). The Common Stock was distributed to the partners of the Partnership, pro rata in accordance with their capital accounts in the Partnership. In accordance with the terms of the Restructuring Plan, the consent of a majority of limited partners to the Restructuring Plan was solicited pursuant to a Proxy Statement/Prospectus dated May 14, 1996, and the consent of approximately 75% of all limited partners was obtained by June 17, 1996, the expiration of the solicitation period. Every limited partner was given the right to elect to receive cash in lieu of shares of the Corporation (the "Cash Out Option"), in an amount equal to $5.00 per share times the number of shares that would have been received by that partner based on their capital account in the Partnership. Pursuant to the Restructuring Plan, 1,206,468 shares of Common Stock were issued to partners of the Partnership (other than partners accepting the cash out option) for their interests in the Partnership and $2,855,600 was paid by the Corporation to partners electing the Cash Out Option.

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

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1.   General                  Organization (Continued)
     (Continued)
                              Concurrently  with  the  solicitation  of  consent
                              pursuant to the Proxy  Statement/Prospectus  dated
                              May 16,  1996,  all  partners of the  Partnership,
                              together with all partners of the General Partner,
                              and all officers,  directors,  proposed  directors
                              and  employees  of  the  Partnership,  all  of its
                              subsidiaries and the  Corporation,  were given the
                              right to  purchase  additional  shares  of  Common
                              Stock (the "Rights  Offering") at a purchase price
                              of $5 per share.  A total of 649,256  shares  were
                              subscribed for and issued in the Rights  Offering.
                              For every ten shares  subscribed for in the Rights
                              Offering,  a subscriber  also received one warrant
                              ("Subscriber   Warrants").   A  total  of  129,850
                              Subscriber Warrants were issued in connection with the Rights Offering, each exercisable from June
                              27, 1996 until June 27, 1998, for one share of Common Stock at a purchase price of $6.25 per share.

                              Pursuant to a Prospectus dated June 24, 1996, the Corporation also conducted a public offering of additional shares of Common Stock at $5.00 per share (the "Public Offering"). A total of 1,756,420 shares were issued in the Public Offering, including 220,098 shares in connection with the exercise of an over-allotment option by the underwriter of the Public Offering.

                              The Corporation issued a total of 3,612,144 shares of Common Stock in connection with the Restructuring Plan, the Rights Offering and the Public Offering. The shares of Common Stock were listed for trading on the Nasdaq National Market under the symbol "PAMM." Trading in the stock commenced on June 25, 1996. The Common Stock was delisted from the Nasdaq National Market on February 26, 1999 because the trading price of the Common Stock was less than $1 per share and the market value of public float was less than $5 million. The Common Stock is currently traded on the OTC Bulletin Board.

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

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1.   General                  Organization (Continued)
     (Continued)
                              The  Restructuring  has  been  accounted  for as a
                              change  in  legal  organization  but  not  in  the
                              enterprise  of  the  Partnership.  Therefore,  the
                              financial   statements  of  the  Corporation  give
                              effect to the Restructuring as a  recapitalization
                              of   the   Partnership   into   the   Corporation.
                              References to the Corporation in the financial statements refer to the financial condition and results of operations of the Partnership on a consolidated basis for all periods prior to June
                              27, 1996.

                              In 1988, the Partnership formed Pacific Thrift and Loan Company, a California corporation ("Pacific Thrift"), as a wholly owned subsidiary, to engage in the business of origination, purchase and sale of real estate secured loans under a California thrift and loan license. Pacific Thrift also issues deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), and is therefore subject to regulation by both the FDIC and the California Department of Financial Institutions. The Company has been primarily engaged in mortgage banking activities and as such originates and sells mortgage loans to investors in the secondary markets. In December 1997, the Company began to securitize loans into asset-backed securities. The Company's ability to continue to originate loans is dependent, in part, upon its ability to sell loans in the secondary market in order to generate cash proceeds for new origination. The value of and market for the Company's loans are dependent upon a number of factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in such factors may affect the Company's ability to sell loans for acceptable prices within reasonable periods of time. A prolonged reduction in the size of the secondary market demand for loans of these types originated by the Company could adversely affect the Company's ability to operate profitably in the future.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1.   General                  Organization (Continued)
     (Continued)
                              Pacific  Thrift  specializes  in home equity loans
                              for borrowers whose credit  histories and/or other
                              factors   limit  their   ability  to  qualify  for
                              financing from  conventional  sources.  Such loans
                              are generally  referred to in the lending industry
                              as "sub-prime" or "B"/"C" credit loans.  Borrowers
                              generally  obtain  loans  from  Pacific  Thrift to
                              finance the  purchase of  property,  refinance  an
                              existing   mortgage  on  more   favorable   terms,
                              consolidate debt or obtain cash proceeds for their personal use.

                              In October 1998, due to a reduction in demand for the purchase of loans by the secondary market, Pacific Thrift closed its wholesale division which management felt was no longer profitable (Note
                              2V). Approximately 75% of the current loan production came from this division.

                              Pacific Thrift continues to operate its retail division because the net loan origination costs are lower for retail production and Pacific Thrift believes it can generate profits through the retail division at loan sale premiums currently available in the secondary market. Pacific Thrift's retail division originates loans directly with borrowers using primarily telemarketing and direct mail. The largest volume of home equity loan originations were in California, New York, New Jersey, Washington and Florida. The Company issues thrift certificates to investors that are redeemable upon maturity at the option of the investors, although penalties for early withdrawal may be assessed. The California Industrial Loan Law maintains provisions governing the types of loans that may be made, the amount of thrift certificates that may be issued, and the amount of funds that may be borrowed.

                              PacificAmerica Money Centers, Inc. ("PAMC") (formerly PacificAmerica Lending), was formed in 1996 for the purpose of engaging in the lending business under a California finance lender's license and other state licenses where management deems it appropriate. Immediately after the restructuring the Company contributed net assets of $2,920,000 to PAMC at book value. As of the date hereof, PAMC has not engaged in significant loan production, but it may become more active in the future, depending upon business requirements.

                              The Company formed a wholly-owned subsidiary, PacificAmerica Securities, Inc. (PSI), which is a special purpose entity. Its purpose is to acquire loans from the Company and use them as collateral under a warehousing agreement with an outside third party.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1.   General                  Organization (Continued)
     (Continued)
                              The Partnership  also owned  substantially  all of
                              the interests in three subsidiaries engaged in the
                              trust deed  foreclosure  services  and posting and
                              publishing businesses,  Consolidated  Reconveyance
                              Company ("CRC"), a California limited partnership,
                              Lenders Posting and Publishing Company ("LPPC"), a
                              California limited  partnership,  and Consolidated
                              Reconveyance  Corporation  ("CRCWA"), a Washington
                              corporation.  The Corporation  acquired all of the
                              Partnership's   interests  in  these  entities  in
                              connection  with  the   Restructuring.   Effective
                              December   31,   1996,   all  of  the  assets  and
                              liabilities of CRC and LPPC and all of the stock of CRCWA were sold (Note 16). This is part of the Company's strategy to concentrate all of its financial and human resources on its primary business of residential lending for sale and securitization.

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

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1.   General                  Operating Results and Capital Restoration Plan
     (Continued)
                              The  Company  incurred  a net loss of  $24,488,000
                              during the year ended December 31, 1998 and has an
                              accumulated  deficit of $3,231,000 at December 31,
                              1998.   Management   believes  these  losses  were
                              reflective  of the  rapid  change  in  marketplace
                              demand for the purchase of sub-prime  paper by the
                              secondary  market  during the latter half of 1998.
                              In 1998 the fair value of the interest-only strips
                              receivable   were  adjusted  down  by  $38,300,000
                              (Notes  2H and  6).  It is  possible  that  future
                              adjustments may be required. At December 31, 1998,
                              the Company is in default of the  repayment  terms
                              of its  obligations  related to its  interest-only
                              strips receivable (Note 9b). In addition,  Pacific
                              Thrift was not "adequately capitalized" at the end
                              of 1998 or by March 22, 1999 and became subject to
                              certain  regulatory  mandates and sanctions  (Note
                              13). Pacific Thrift also has additional regulatory
                              mandates   imposed   relating  to  its  Year  2000
                              readiness and the related Bank information systems
                              (Notes 13 and 15). Failure to implement the regulatory mandates would expose Pacific Thrift to various regulatory actions, including the risk of regulatory takeover.

                              These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans regarding these matters are as follows:

                              Management has taken and continues to take steps to return the Company to profitability and improve its financial condition, including such actions as the closure of Pacific Thrift's wholesale operations (Note 2V), an emphasis on originating residential real estate loans for sale under whole loan sale agreements for a cash premium through its retail division, a reduction in portfolio lending until targeted capital ratios are achieved, and reducing overhead expenses. Pacific Thrift has hired a consultant and submitted a revised Year 2000 plan to the regulators and believes it will be able to meet the guidelines of the order regarding Year 2000 (Note 13).

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1.   General                  Operating Results and Capital Restoration Plan
     (Continued)              (Continued)

                              Management expects that Pacific Thrift will be profitable in 1999 and will comply to the greatest extent possible with the regulatory mandates. Management has submitted a Capital Restoration Plan (the Plan) which was approved by the FDIC. In addition to a revised business plan, the Plan includes restructuring debt to provide capital contributions to Pacific Thrift and raising capital through private or public offerings of debt or equity securities. Management is negotiating a restructuring of its obligations in default relating to its interest-only strips receivable. (Note 9) There is no assurance that management's plans can be achieved. These financial statements do not include any provisions or adjustments that might result from the outcome of these uncertainties.

2.   Summary of               A.  Consolidation
     Significant
     Accounting               The consolidated  financial statements include the
     Policies                 accounts of the Corporation, Pacific Thrift, PAMC,
                              CRC, LPPC, CRC Washington and PSI. All significant intercompany balances and transactions have been eliminated. Consolidating information is presented in Schedules I, II, III, IV and V. On December 31,
                              1996 CRC, LPPC and CRC Washington  were sold (Note
                              16).

                              B.  Earnings Per Share

                              On July 10, 1997, the Board of Directors of the Company declared a stock dividend accounted for as a one-for-one stock split to all stockholders of record as of July 31, 1997. The stock dividend was paid on August 13, 1997. These financial statements reflect the effect of the stock dividend on current and prior period's earnings per share and shares outstanding.

                              On December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share", which established new standards for calculating and disclosing earnings per share. All prior period earnings per share data have been restated to conform to the provisions of SFAS No. 128.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

2.   Summary of               B.  Earnings Per Share (Continued)
     Significant
     Accounting               Basic  earnings  per share is computed by dividing
     Policies                 net  earnings by the  weighted  average  number of
     (Continued)              shares of Common  Stock  outstanding  during  each
                              year. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of Common Stock and potential
                              Common Stock outstanding during each year. All share and per-share amounts have been restated to reflect the stock dividend accounted for as a one-for-one stock split, in August 1997. The following table presents the earnings per share data as required by SFAS No. 128.

                                                                         Pro
                                                  Historical            Forma
                                        ---------------------------   ----------
Year ended December 31,                      1998           1997         1996
--------------------------------------------------------------------------------

Income (numerator)
Income/(loss) before income taxes
   (benefit)                            $(35,478,000)   $29,563,000   $6,471,000

Income taxes (benefit)                   (10,990,000)    12,468,000    2,718,000
--------------------------------------------------------------------------------

Income (loss) from continuing
   operations                           $(24,448,000)   $17,095,000   $3,753,000
================================================================================

Shares (denominator)
Weighted average common shares
   outstanding for basic earnings
   per share                               5,078,325      4,093,274    2,449,454
Effect of dilutive common shares:
   Subscriber warrants                             0         68,025       41,681
   General partner warrants                       --        471,287      317,666
   Options                                         0        281,816      146,877
--------------------------------------------------------------------------------

Diluted common shares                      5,078,325      4,914,402    2,955,678
================================================================================

Basic earnings (loss) per common
   share from continuing operations     $      (4.82)   $      4.18   $     1.53
--------------------------------------------------------------------------------

Diluted earnings (loss) per common
   share from continuing operations     $      (4.82)   $      3.48   $     1.27
================================================================================

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

2.   Summary of               B.  Earnings Per Share (Continued)
     Significant
     Accounting               Options to purchase 456,362 shares of common stock
     Policies                 at a range of price from $0.50 to $28.75 per share
     (Continued)              were outstanding at December 31, 1998 but were not
                              included in the computation of earnings per share because the options' exercise price was greater than the average market price of the common stock.

                              Options to purchase 11,424 shares of common stock at a range of price from $23.00 to $28.75 per share were outstanding at December 31, 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

                              Earnings per common share for the years ended December 31, 1996 assumes the restructuring (Note
                              1) took place at the beginning of the period and the Company was taxed for federal and state income tax purposes as a taxable corporation at a 42% effective tax rate.

                              Earnings per share related to discontinued operations and net income for 1996 includes additional pro forma income tax expense of $126,000 related to the tax effect of the income from the discontinued operations.

                              C. Cash and Cash Equivalents

                              The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 1998 includes $38,000,000 on deposit with the Federal Reserve and $3,811,000 on deposit with a major well capitalized bank which is in excess of the federally insured limit of $100,000. Cash and cash equivalents at December 31, 1997 includes $50,000,000 on deposit with the Federal Reserve and $15,270,000 on deposit with a major well capitalized bank in an account which is in excess of the federally insured limit of $100,000.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

2.   Summary of               D.  Restricted Cash
     Significant
     Accounting               Cash received in connection with certain loan sale
     Policies                 transactions  are held in a trust  account for the
     (Continued)              beneficiary  and is classified as restricted  cash
                              on  the  Company's   balance  sheet.  This  amount
                              represents the monthly timing difference between when cash is received and when it is remitted.

                              E. Loans Held for Sale

                              The Company has designated certain of its loans receivable as being held for sale. Loans held for sale are recorded at the lower of cost or market value. Any unrealized losses are recorded as a reduction in income. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the assets sold, using the specific identification method.

                              F. Loans Receivable

                              Loans receivable are stated at the principal amount outstanding, less unamortized deferred fees and costs and the allowance for loan losses
                              (ALLL). Loans receivable are primarily secured by first and second trust deeds.

                              Interest income is accrued as earned and is based on the principal balance outstanding. The Company's policy is to cease accruing interest on loans that are more than two monthly payments past due and for which there appears to be insufficient collateral to support collectibility. In many cases, interest, late fees, and other charges continue to accrue until the time management deems that such amounts are not collectible. When a loan is placed on a nonaccrual status, the Company records allowances for all accrued but uncollected interest income.

                              Nonrefundable   loan   fees   and   direct   costs
                              associated with the origination of loans are deferred and are offset against outstanding loan balances. These net deferred fees and costs are recognized in interest income over the loan term as an adjustment to the yield, using a method that approximates the effective interest (level yield) method, or included in income when the loan is sold.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

2.   Summary of               G.  Allowance for Loan Losses
     Significant
     Accounting               Loan losses are charged to the ALLL and recoveries
     Policies                 are credited to the ALLL.  The  provision for loan
     (Continued)              losses charged to expense and added to the ALLL is
                              based upon management's judgment and evaluation of
                              the   known  and   inherent   risks  in  the  loan
                              portfolio.   Management's   judgment   takes  into
                              consideration  such  factors  as  changes  in  the
                              nature  and  volume of the  portfolio,  continuing
                              review  of  delinquent  loans,   current  economic
                              conditions, risk characteristics of the various categories of loans, and other pertinent factors that may affect the borrower's ability to repay.
                              While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

                              The Company follows Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan (as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures). A loan is considered to be impaired when it is probable that the Company will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. The ALLL related to loans identified as impaired is primarily based on the excess of the loan's current outstanding principal balance over the estimated fair market value of the related collateral. For a loan that is not collateral-dependent, the allowance is recorded at the amount by which the outstanding principal balance exceeds the current best estimate of the future cash flows on the loan discounted at the loan's effective interest rate.

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

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

2.   Summary of               G.  Allowance for Loan Losses (Continued)
     Significant
     Accounting               A restructuring of a debt is considered a troubled
     Policies                 debt restructuring when the Company,  for economic
     (Continued)              or  legal  reasons   related  to  the   borrower's
                              financial difficulties, grants a concession to the
                              borrower  that  it  would  not  otherwise   grant.
                              Troubled debt  restructuring  may include changing
                              repayment terms, reducing the stated interest rate
                              and  reducing  the  amounts  of  principal  and/or
                              interest  due  or   significantly   extending  the
                              maturity date. The restructuring of a loan is intended to recover as much of the Company's investment as possible and to achieve the highest yield possible.

                              H. Loan Sales Revenue Recognition

                              Gain or loss on the sale of mortgage loans to investors is recognized at the date the loans are sold to the investors, and all title and rights to such loans are legally conveyed to the investors pursuant to existing sales agreements and the Company has surrendered control of such financial assets. Loans are generally sold on a servicing-released basis.

                              Gain on sale of loans represents the difference between the gross proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the carrying amount of loan between the portion sold and any retained residual interests (interest-only strips receivable), based on their relative fair values at the date of transfer. In addition, gain on sale includes non-refundable fees on loans sold.

                              Gain on sale of loans includes the recognition of an unrealized gain, which represents the initial difference between the allocated carrying amount and the fair value of the interest-only strips at the date of sale.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

2.   Summary of               H.  Loan Sales Revenue Recognition (Continued)
     Significant
     Accounting               The  fair  value  of  the   interest-only   strips
     Policies                 receivable  is determined by computing the present
     (Continued)              value of the excess interest income to be received
                              by the  Company  over the coupon  interest  to the
                              investor   after  giving   effect  to   prepayment
                              assumptions,   allowance  for   potential   credit
                              losses, and other transaction costs on loans sold.
                              The  interest-only  strips  receivable,  which  is
                              classified  as a trading  security,  is carried at
                              fair  value  and  is  analyzed  quarterly  by  the
                              Company.   Adjustments   to  the  fair  value  are
                              recognized as unrealized gains or losses and are included as part of gain on sale of loans.
                              Adjustments of $38.3 million and $2.3 million were recorded as a reduction of the interest-only strips receivable fair value in 1998 and 1997.

                              Fair value of the interest-only strips receivable is based on management's judgments regarding expected future cash flows taking into account estimated loan prepayment speeds, estimated default rates and an appropriate discount rate given the risk characteristics associated with the instrument. It is possible that these judgments and estimates could change in the near term due to competitive pressures, the overall economy, adverse changes in the securitization market, and actual prepayment and default experience rates. The amounts the Company will ultimately realize could differ significantly and could require an adjustment to the fair value of this asset in the near term.

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

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

2.   Summary of               I.  Mortgage Servicing Rights
     Significant
     Accounting               In  1996,  the  Company   adopted  SFAS  No.  122,
     Policies                 "Accounting  for  Mortgage  Servicing  Rights,  an
     (Continued)              amendment of FASB  Statement No. 65." SFAS No. 122
                              requires the  Corporation  to capitalize  mortgage
                              servicing rights on originated mortgage loans when
                              the loans are originated to be sold or securitized
                              and servicing is retained. When a mortgage loan is
                              originated to be sold with servicing retained, the
                              total  cost  of  the  loan  is  allocated  to  the
                              mortgage  servicing  right  and the loan  based on
                              their  relative  fair values.  Under SFAS No. 122,
                              capitalized  servicing  rights  are  assessed  for
                              impairment  based  on  the  fair  value  of  those
                              rights.   In   addition,    capitalized   mortgage
                              servicing rights must be stratified based on one or more predominant risk characteristics of the underlying loans and impairment is recognized through a valuation allowance for each impaired stratum.

                              The effect of the adoption of SFAS No. 122 was not material to the Company, primarily because the Company sells substantially all of its loans on a servicing released basis.

                              J. Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

                              On January 1, 1997, the Company adopted Statement of Financial Accounting Standard No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of
                              Liabilities: (SFAS 125). This statement provides guidance for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 supersedes SFAS 76, 77 and 122, while amending both SFAS 65 and 115. The statement was to be applied prospectively and earlier implementation was not permitted. The adoption of SFAS 125 did not have a material effect on the Company's results of operations.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

2.   Summary of               J. Transfers and Servicing of Financial Assets and
     Significant                 Extinguishment of Liabilities (Continued)
     Accounting
     Policies                 A transfer of financial assets in which control is
     (Continued)              surrendered  is  accounted  for as a  sale  to the
                              extent that  consideration  other than  beneficial
                              interests in the transferred assets is received in
                              the exchange. Liabilities and derivatives incurred
                              or obtained by the  transfer of  financial  assets
                              are  required to be  measured  at fair  value,  if
                              practicable.  Also,  servicing  assets  and  other
                              retained  interests in the transferred assets must
                              be measured by  allocating  the previous  carrying
                              value  between  the  asset  sold and the  interest
                              retained,  if any,  based on their  relative  fair
                              values at the date of transfer. For each servicing
                              contract  in  existence  before  January  1, 1997,
                              previously  recognized servicing rights and excess
                              servicing   receivables   that   did  not   exceed
                              contractually   specified   servicing   fees  were
                              required  to be  combined,  net of any  previously
                              recognized   servicing   obligations   under  that
                              contract,  as  a  servicing  asset  or  liability.
                              Previously  recognized servicing  receivables that
                              exceed  contractually   specified  servicing  fees
                              (formerly known as excess yield receivable) are required to be reclassified as interest-only strip receivables and the allowance for credit losses on loans sold reclassified as a reduction of these receivables.

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

                              K. Impairment of Long-Lived Assets

                              In 1996, the Company adopted SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which addresses accounting for impairment of long-lived assets, including certain identifiable intangibles, and goodwill related to those assets. SFAS No. 121 requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The initial adoption of SFAS No. 121 did not have a material impact on the Company's financial condition or results of operations.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

2.   Summary of               L.  Advertising Costs
     Significant
     Accounting               The  Company  generally  charges  to  expense  the
     Policies                 production costs of advertising the first time the
     (Continued)              advertising     takes     place,     except    for
                              direct-response advertising,  which is capitalized
                              and amortized  over the expected  period of future
                              benefits.   Direct-response  advertising  includes
                              mailing   campaigns   relating   to  retail   loan
                              solicitations  which are  mailed  over a period of
                              twelve    weeks.    Capitalized    direct-response
                              advertising included in prepaid expenses and other
                              assets was  $577,818  and $167,012 at December 31,
                              1998 and 1997. Advertising expense was $7,714,000,
                              $4,653,000   and  $689,000  for  the  years  ended
                              December 31, 1998, 1997 and 1996.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

2.   Summary of               M.  Other Real Estate
     Significant
     Accounting               Other  real  estate  is   comprised   of  formally
     Policies                 foreclosed property.  These assets are recorded at
     (Continued)              the lower of the net investment in the loan or the
                              fair  value  of  the  property.  At  the  time  of
                              foreclosure,  any excess of the net  investment in
                              the loan  over its fair  value is  charged  to the
                              allowance  for loan losses.  Selling costs and any
                              subsequent   declines  in  value  are  charged  to
                              operations,   and   a   valuation   allowance   is
                              established.

                              N. Property and Equipment

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

                              O. Goodwill

                              Goodwill represented the excess of the total purchase price (consisting of the initial consideration and subsequent consideration) of CRC and LPPC over the fair value of purchased net assets. Goodwill was amortized using the straight-line method over approximately 20 years. The Company sold CRC and LPPC in 1996 and wrote off the remaining goodwill, which is included in loss from discontinued operations in the Consolidated Statement of Operations (Note 16).

                              P. Income Taxes

                              The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial statement carrying amount and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

2.   Summary of               P. Income Taxes (Continued)
     Significant
     Accounting               All tax  benefits are recorded and then reduced by
     Policies                 a valuation  allowance  when  management  believes
     (Continued)              there is a greater  likelihood,  the benefit  will
                              not be realized than there is of the asset being realized.

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

                              Q.  Use  of  Estimates  in  the   Preparation   of
                              Financial Statements

                              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

2.   Summary of               R. Fair Value of Financial Instruments (Continued)
     Significant
     Accounting               Fair value  estimates are made at a specific point
     Policies                 in  time,  based  on  judgments  regarding  future
     (Continued)              expected   loss   experience,   current   economic
                              conditions,  risk conditions, risk characteristics
                              of  various   financial   instruments   and  other
                              factors.   These  estimates  do  not  reflect  any
                              premium  or  discount   that  could   result  from
                              offering for sale at one time the Company's entire
                              holdings  of a  particular  financial  instrument.
                              These  estimates  are  subjective  in  nature  and
                              involve  uncertainties  and matters of significant
                              judgment and therefore  cannot be determined  with
                              precision.    Changes   in    assumptions    could
                              significantly affect the estimates in the near term.

                              Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

                              The following presents the carrying value and estimated fair value of the various classes of financial instruments held by the Company. This information is presented solely for compliance with SFAS No. 107 and is subject to change over time based on a variety of factors.


                                                       December 31, 1998
                                              ----------------------------------
                                                  Carrying           Estimated
                                                    Value            Fair Value
         -----------------------------------------------------------------------
         Assets
         Cash and cash equivalents            $  41,811,000       $  41,811,000

         Loans receivable                        10,504,000          10,288,000
         Allowance for loan losses               (1,060,000)         (1,046,000)
         -----------------------------------------------------------------------

         Total loans                              9,444,000           9,242,000
         -----------------------------------------------------------------------

         Loans held for sale                     72,814,000          74,998,000
         Interest-only strips receivable        116,628,000         116,628,000

         Liabilities
         Installment certificates                29,692,000          29,692,000
         Fully-paid certificates                132,618,000         132,328,000
         Notes payable                           52,958,000          52,958,000

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

2.   Summary of               R. Fair Value of Financial Instruments (Continued)
     Significant
     Accounting
     Policies
     (Continued)                                        December 31, 1997
                                              ----------------------------------
                                                  Carrying           Estimated
                                                    Value            Fair Value
         -----------------------------------------------------------------------
         Assets
         Cash and cash equivalents            $  65,927,000       $  65,927,000

         Loans receivable                        22,067,000          21,981,000
         Allowance for loan losses               (1,438,000)         (1,438,000)
         -----------------------------------------------------------------------

         Total loans                             20,629,000          20,543,000
         -----------------------------------------------------------------------

         Loans held for sale                     35,280,000          37,154,000
         Interest-only strips receivable         94,424,000          94,424,000

         Liabilities
         Fully-paid certificates                113,731,000         113,449,000
         Installment certificates                18,793,000          18,793,000
         Notes payable                           28,318,000          28,318,000


                              Cash, Short Term-Investments, Trade Receivables, and Trade Payables

                              The  carrying  amount   approximates   fair  value
                              because   of   the   short   maturity   of   these
                              instruments.

                              Loans

                              Fair values were estimated for portfolios of loans with similar financial characteristics. Loans were segregated by type such as commercial real estate and residential mortgage. Each loan category was further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

2.   Summary of               R. Fair Value of Financial Instruments (Continued)
     Significant
     Accounting               Loans (Continued)
     Policies
     (Continued)              The  fair   value  for   performing   fixed   rate
                              commercial  real  estate  loans was  estimated  by
                              discounting   the  future  cash  flows  using  the
                              current rates at which similar loans would be made to borrowers with similar credit ratings. The fair values for performing commercial real estate loans indexed to a market-lending rate with normal credit risk were assumed to approximate their carrying value. For residential mortgage loans, fair value was estimated by using quoted market prices for loans with similar credit and interest rate risk characteristics.

                              Fair value for significant nonperforming loans was based on recent external appraisals or broker price opinions adjusted for anticipated credit loss risk, estimated time for resolution, valuation of the underlying collateral and other related resolution costs. If appraisals or recent broker price opinions are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

                              Loans Held for Sale

                              The fair values were estimated by using current institutional purchaser yield requirements.

                              Interest-only Strips Receivable

                              The fair value was determined by using estimated discounted future cash flows taking into consideration current and estimated future prepayment rates and default experience. The carrying amount is considered to be a reasonable estimate of fair value.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

2.   Summary of               R. Fair Value of Financial Instruments (Continued)
     Significant
     Accounting               Thrift Certificates Payable
     Policies
     (Continued)              Under SFAS 107, the fair value of deposits with no
                              stated maturity,  such as savings and money market
                              accounts,  is  equal  to  the  amount  payable  on
                              demand.  The fair value of certificates of deposit
                              is based on the  discounted  value of  contractual
                              cash flows.  The discount rate is estimated  using
                              the  rates  currently   offered  for  deposits  of
                              similar remaining maturities.

                                                         December 31, 1998
                                                  ------------------------------
                                                     Carrying        Estimated
                                                       Value         Fair Value
          ----------------------------------------------------------------------
          Installment certificates                $ 29,692,000      $ 29,692,000
          ======================================================================
          Fully-paid certificates:
             Maturing in six months or less       $ 55,412,000      $ 55,297,000
             Maturing between six months and
               one year                             72,465,000        72,246,000
             Maturing between one and three
               years                                 4,741,000         4,785,000
          ----------------------------------------------------------------------
          Total fully-paid certificates           $132,618,000      $132,328,000
          ======================================================================


                                                         December 31, 1997
                                                  ------------------------------
                                                     Carrying        Estimated
                                                       Value         Fair Value
          ----------------------------------------------------------------------
          Installment certificates                $ 18,793,000      $ 18,793,000
          ======================================================================

          Fully-paid certificates:
             Maturing in six months or less       $ 53,637,000      $ 53,518,000
             Maturing between six months and
               one year                             59,999,000        59,836,000
             Maturing between one and three
               years                                    95,000            95,000
          ----------------------------------------------------------------------
          Total fully-paid certificates           $113,731,000      $113,449,000
          ======================================================================

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

2.   Summary of               R. Fair Value of Financial Instruments (Continued)
     Significant
     Accounting               Thrift Certificates Payable (Continued)
     Policies
     (Continued)              The  remaining   assets  and  liabilities  of  the
                              Company are not considered  financial  instruments
                              and  have  not  been  valued  differently  than is
                              customary under historical cost accounting.  Since
                              assets  and  liabilities  that  are not  financial
                              instruments are excluded,  the difference  between
                              total financial  assets and financial  liabilities
                              does not,  nor is it intended  to,  represent  the
                              market  value  of the  Company.  Furthermore,  the
                              estimated  fair  value   information  may  not  be
                              comparable between financial institutions due to the wide range of valuation techniques permitted, and assumptions necessitated, in the absence of an available trading market.

                              Notes Payable

                              Due to the adjustable rate characteristics of the notes payable, the fair value approximates the carrying value.

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

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

2.   Summary of               T.  Recently Issued Accounting Pronouncements
     Significant
     Accounting               Reporting Comprehensive Income
     Policies
     (Continued)              In June 1997,  FASB  issued  SFAS 130,  "Reporting
                              Comprehensive   Income"  (SFAS  130").   SFAS  130
                              established  disclosure  standards  for  reporting
                              comprehensive  income  in a full  set  of  general
                              purpose   financial   statements.   SFAS   130  is
                              effective   for  fiscal  years   beginning   after
                              December   15,   1997.    The   Company   had   no
                              comprehensive  income (loss) during the year ended
                              December 31, 1998 and as a result comprehensive loss is the same as the net loss for the year ended December 31, 1998.

                              Segment Reporting

                              In June 1997, the FASB issued Statement of financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes FASB Statement No. 14 "Financial Reporting for a Business Enterprise", but retains the requirement to report information about major customers. It amends FASB Statement No. 94 "Consolidation of All Majority-Owned Subsidiaries" to remove the special disclosure requirements for previously unconsolidated subsidiaries. This statement does not apply to nonpublic business enterprises or to not-for-profit organizations.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

2.   Summary of               T.  Recently Issued Accounting Pronouncements
     Significant              (Continued)
     Accounting
     Policies                 Segment Reporting (Continued)
     (Continued)
                              SFAS 131 is effective for financial statements for
                              periods  beginning after December 15, 1997. In the
                              initial   year   of    application,    comparative
                              information  for earlier  years is to be restated.
                              This  statement  need not be  applied  to  interim
                              financial   statements  in  the  initial  year  of
                              application,   but  comparative   information  for
                              interim periods in the initial year of application
                              is to be  reported  in  financial  statements  for
                              interim periods in the second year of application.
                              The  adoption  of this  statement  did not  have a
                              material   effect  on  the   Company's   financial
                              statements.

                              The Company, through the branch network of its subsidiary, Pacific Thrift and Loan, provides a broad range of mortgage products. While the Company's chief decision makers monitor the revenue streams through wholesale and retail loan originations, operations are managed and financial performance is evaluated on a Company wide basis. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable operating segment.

                              Pensions and Other Postretirement Benefits

                              In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, Employers' Disclosures about Pensions and other Postretirement Benefits ("SFAS No. 132"), an amendment of FASB statements No. 87, 88, and 106. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required. The impact of the adoption of this statement is disclosure related and the adoption did not have a material impact on the financial condition, results of operations and cash flows.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

2.   Summary of               T.  Recently Issued Accounting Pronouncements
     Significant              (Continued)
     Accounting
     Policies                 Derivative Instruments and Hedging Activities
     (Continued)
                              In June 1998, the Financial  Accounting  Standards
                              Board issued SFAS 133,  Accounting  for Derivative
                              Instruments  and Hedging  Activities  ("SFAS 133")
                              which   requires   companies  to   recognize   all
                              derivatives   contracts   as   either   assets  or
                              liabilities  in the  balance  sheet and to measure
                              them  at  fair  value.   The  provisions  of  this
                              statement are effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The
                              Company has not determined the effect, if any, adoption of the new standard will have on its financial condition, results of operations and cash flows.

                              Mortgage Backed Securities

                              In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", which effectively changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. The adoption of SFAS 134 had no impact on the Company's financial position.

                              Technical Corrections

                              In February 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 135 ("SFAS No. 135"), Rescission of Financial Accounting Standards Board no. 75 ("SFAS No. 75") and Technical Corrections. SFAS No. 135 rescinds SFAS No. 75 and amends Statement of Financial Accounting Standards Board No. 35 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS No. 135 will not have a significant effect on its financial statements.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

2.   Summary of               U.  Reclassifications
     Significant
     Accounting               Certain  reclassifications  of balances from prior
     Policies                 years  have been made to  conform  to the  current
     (Continued)              year's reporting format.

                              V. Restructuring Charge

                              In the third quarter of 1998, the Company recorded a restructuring charge, including related asset impairment, of approximately $3.5 million. The restructuring initiatives involve the Company's closure of its wholesale loan origination activity resulting in workforce reductions of approximately 300 employees and the impairment of certain long-lived assets.

                              Details of the restructuring charge included on the statement of operations are as follows:

                                                     Utilized        Balance at
                                   Original     ------------------  December 31,
      (In 000's)                   Accrual       Cash      Noncash     1998
      --------------------------------------------------------------------------
      Impairment of long-lived
         assets                     $1,067      $   --      $1,067    $   --

      Employees severance and
         termination benefits        1,951       1,128          --       823

      Other                            518          74          --       444
      --------------------------------------------------------------------------
                                    $3,536      $1,202      $1,067    $1,267
      ==========================================================================

                              The tangible assets to be disposed of have been written down to their estimated fair value, less cost of disposal. All intangible asset carrying values associated with the wholesale operation have been eliminated. Management is negotiating sublease arrangements on existing office lease commitments and the restructuring accrual related to these leases has been recorded taking this into account. Considerable management judgment is necessary to estimate fair value, accordingly, actual results could vary significantly from such estimates. As part of the restructuring initiative, approximately 300 employees have separated from the Company as of December 31, 1998. The restructuring actions were substantially complete by late 1998.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

3.   Loans Held               Loans held for sale comprised of real estate
     For Sale                 loans.

                              The Company intends to sell the $72,814,000 of loans held for sale at December 31, 1998 under whole loan sale agreements. The Company has sold approximately $46.3 million of these loans for cash premiums ranging from 1.1% to 3.5% through April 9, 1999.

                              The Company entered into transactions with two customers which accounted for more than 10% of total whole loan sales for the year ended December 31, 1998. Approximately 62.0% and 20.2% of whole loans sold to these two customers resulted in whole loan gains on sales of approximately 89.7% and 10%, of the total gross gains related to whole loan sales. During the year ended December 31, 1997, the Company did not have transactions with any single customer which accounted for more than 10% of the Company's total whole loan sales.

                              During 1998 and 1997 the Company sold approximately $366 million and approximately $15.7 million of loans under whole loan sale agreements and received cash premiums of approximately $10.2 million and $460,000.

                              During 1996, the Company sold loans primarily to two purchasers on a whole loan basis. On October 31, 1996, the Company entered into a new agreement with one of the Purchasers (Purchaser). For all loans sold after September 30, 1996, the Company receives par value; interest payments less a servicing fee and warehousing fee from the date of sale until the loans are securitized; certain premium and/or advance payments upon securitization; and an interest-only strip on the loans sold. On December 16, 1996, the Company entered into a similar agreement with a Second Purchaser of loans effective for all loans sold after November 30, 1996.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

3.   Loans Held               During  1998,  1997 and 1996,  the Company sold an
     For Sale                 aggregate of $221  million,  $643 million and $338
     (Continued)              million of pre-approved securitizable loans to the
                              Purchasers.

                              In 1998 and 1997,  the  Company  securitized  $330
                              million and $100 million of loans into Asset-Backed Securities (ABS), which are secured primarily by fixed and adjustable rate one-to four-family, first lien home equity loans, and were issued by the Company pursuant to an indenture between the Company and Bankers Trust Company of California, N.A., the Indenture Trustee.

4.   Loans Receivable         Loans Receivable
     and
     Allowance for Loan       Loans receivable at December 31, 1998 and 1997 are
     Losses                   summarized as follows:

      December 31,                                    1998               1997
      --------------------------------------------------------------------------
      Real estate loans                         $ 22,542,000       $ 43,474,000
      Participations sold                        (12,038,000)       (21,183,000)
      --------------------------------------------------------------------------
      Total real estate loans - net             $ 10,504,000       $ 22,291,000
      ==========================================================================
      Loans receivable held for investment      $ 10,504,000       $ 22,291,000
      Net deferred loan fees and costs              (196,000)          (224,000)
      Allowance for loan losses                     (864,000)        (1,438,000)
      --------------------------------------------------------------------------
                                                $  9,444,000       $ 20,629,000
      ==========================================================================

                              The components of the loan portfolio at December 31, 1998 and 1997 were as follows:

      December 31,                                    1998               1997
      --------------------------------------------------------------------------
      One-to-four family residential            $  4,038,000       $  6,028,000
      Five-or-more family residential              1,769,000          6,172,000
      Home improvement                               827,000          1,090,000
      Commercial                                   3,870,000          9,001,000
      --------------------------------------------------------------------------
                                                $ 10,504,000       $ 22,291,000
      ==========================================================================

                              During 1998 and 1997, the Company sold, without recourse, approximately $8,530,000 and $17,063,000 of portfolio mortgage loans.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

4.   Loans Receivable         Allowance for Loan Losses
     and
     Allowance for Loan       Changes in the  allowance  for loan losses for the
     Losses (Continued)       years ended  December 31, 1998,  1997 and 1996 are
                              as follows:

Years ended December 31,                    1998           1997          1996
--------------------------------------------------------------------------------

Balance at beginning                  $ 1,438,000    $ 2,464,000    $ 4,229,000
Provision charged to expense            1,314,000      3,087,000      1,151,000
Transferred to loans held for sale             --     (1,902,000)            --
Loan charge-offs, net of
  recoveries                           (1,888,000)    (2,211,000)    (2,916,000)
--------------------------------------------------------------------------------
Balance at end                        $   864,000    $ 1,438,000    $ 2,464,000
================================================================================

                              At December 31, 1998 and 1997, loans with more than two monthly payments past due and on nonaccrual status totaled $836,000 and $1,395,000. If interest on these loans had been accrued, interest income would have increased by approximately $98,000 and $175,000 in 1998 and 1997. At December 31, 1998 and 1997, loans with more than two monthly payments past due and on accrual status totaled $696,000 and $1,962,000. Interest income recognized on these loans totaled approximately $26,000 and $402,000 in 1998 and 1997.

                              The following information relates to the Company's impaired loans which includes troubled debt restructuring that meet the definition of impaired loans as of and for the years ended December 31, 1998 and 1997:

       December 31,                                       1998             1997
       -------------------------------------------------------------------------
       Impaired loans with a specific allowance       $  993,000      $  852,000
       Impaired loans with no specific allowance         959,000         813,000
       -------------------------------------------------------------------------

       Total impaired loans                           $1,952,000      $1,665,000

       Total allowance related to impaired loans $ 288,000 $ 337,000 Average balance of impaired loans for the
          period                                      $1,728,000      $2,191,000
       Interest income on impaired loans for the
          period recorded on a cash basis             $   97,000      $  104,000
       =========================================================================

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

5.   Other Real Estate        Other real estate  consisted  of the  following at
                              December 31, 1998 and 1997:

   December 31,                                        1998              1997
   -----------------------------------------------------------------------------
   Foreclosed real estate                         $   734,000       $ 3,132,000
   Allowance for losses on other real estate         (515,000)       (1,104,000)
   -----------------------------------------------------------------------------
                                                  $   219,000       $ 2,028,000
   =============================================================================

                              Changes in the allowance for losses on other real estate for the years ended December 31, 1998, 1997 and 1996 are as follows:

Years ended December 31,               1998             1997             1996
--------------------------------------------------------------------------------
Balances at beginning             $ 1,104,000      $ 2,285,000      $ 2,434,000
Provision for losses                  165,000           26,000          337,000
Net charge offs                      (754,000)      (1,207,000)        (486,000)
--------------------------------------------------------------------------------
Balance at end                    $   515,000      $ 1,104,000      $ 2,285,000
================================================================================

                              Operations of other real estate for the years ended December 31, 1998, 1997 and 1996 consisted of the following:

Years ended December 31,               1998             1997             1996
--------------------------------------------------------------------------------
Provision for losses              $   165,000      $    26,000      $   337,000
Net gain on sales                    (170,000)        (181,000)        (224,000)
Other expenses                        129,000          599,000          568,000
--------------------------------------------------------------------------------
                                  $   124,000      $   444,000      $   681,000
================================================================================

                              Upon foreclosure of a junior lien, the Company takes title to the real estate, subject to existing senior liens. These mortgage notes payable totaled $-0- and $-0- at December 31, 1998 and 1997.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

6.   Interest-Only Strips     Interest-only  strips receivable consist of assets
     Receivables              generated from loan sales and securitization as
                              follows:

            December 31,                                   1998           1997
            --------------------------------------------------------------------
            Interest-only strip, certificated        $ 44,351,000    $13,417,000
            Interest-only strip, non-certificated      72,277,000     81,007,000
            --------------------------------------------------------------------
                                                     $116,628,000    $94,424,000
            ====================================================================

                              Net unrealized holding loss included in gain on sale of loans on the statement of operations was $38,300,000 and $2,306,000 for the years ended
                              December 31, 1998 and 1997, and accordingly was recorded as a reduction of the interest-only strips receivable in these same years.

                              The interest-only strips receivable are recorded as a result of the Company's sale and securitization of real estate loans. The interest-only strips receivables classified as a trading security and reported at fair value, with unrealized gains and losses included in earnings. The Company estimates and values its future cash flows on interest-only strips receivable by utilizing assumptions that it believes are consistent with those that would be utilized by an unaffiliated third party purchaser. To the Company's knowledge, there is no active market for the sale of the interest-only strips receivable. The amounts the Company will ultimately realize could differ significantly and could require an adjustment in the near term to the fair value of this asset.

                              In December 1998, the FASB issued, in question and answer format, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Questions and Answers, Second Edition" (the "Special Report"). The Special Report indicates that two methods have arisen in practice for accounting for credit enhancements relating to securitization. These methods are the cash-in method and the cash-out method. The cash-in method treats credit enhancements (pledged loans or cash) as belonging to the Company. As such, these assets are recorded at their face value as of the time they are received by the trust. The cash-out method treats credit enhancements as assets owned by the related securitization trust. As such, these assets are treated as part of the interest-only strips and are recorded at a discounted value for the period between when collected by the trust and released to the Company. The Special Report indicates that if no true market exists for credit enhancement assets, the cash-out method should be used to measure the fair value of credit enhancements. The Company uses the cash-out method, which is consistent with prior periods.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

6.   Interest-Only Strips     The  fair  value  of  the   interest-only   strips
     Receivables              receivable  is determined by computing the present
     (Continued)              value  of  the  excess  cash  flows  based  on the
                              weighted average coupon on the loans sold over the
                              sum of: (1) the  coupon on the  senior  interests,
                              (2) the  contracted  servicing  fee,  (3) expected
                              losses to be  incurred on the  portfolio  of loans
                              sold   over   the   lives   of  the   loans,   (4)
                              overcollateralization  and (5) fees payable to the
                              trustee  and the  monoline  insurer.  The  present
                              value  calculation  uses  prepayment  and  default
                              assumptions  that  market  participants  would  be
                              expected to use for similar financial  instruments
                              that  are  subject  to   prepayment,   credit  and
                              interest rate risk.

                              The cash flows expected to be received by the Company are then discounted at an interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return on such a financial instrument. To the extent that actual future excess cash flows are different from estimated excess cash flows, the fair value of the Company's interest-only strips will be adjusted quarterly with corresponding adjustments made to earnings in that period.

                              The Company builds overcollateralization from the excess cash flows. The current amount of such overcollateralization built through cash flows is part of the interest-only strips receivable.

                              In March 1999 the Company obtained an independent valuation report of interest-only strips receivable and recorded a writedown of $794,000 at December 31, 1998. During 1998 the aggregate writedown was $38,300,000. At December 31, 1997, the Company adjusted the fair value of its interest-only strip receivable downward by approximately $2.3 million. In March 1998, the Company obtained an independent valuation report of the interest-only strips receivable, as of December 31, 1997, which, using the "cash out" method of modeling cash flows, determined fair values of the interest-only strips receivable.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

6.   Interest-Only Strips     The  fair  values  at  December  31,  1998  can be
     Receivables              calculated    with   constant    prepayment   rate
     (Continued)              assumptions  ranging from 22.5% to 37.8%;  a range
                              of .50% to 1% annual loss rate after an initial six month ramp up period; and an 15% discount rate on estimated cash flows from each of its pools.

                              The fair values at December 31, 1997 can be calculated with constant prepayment rate assumptions ranging from 26% to 36%; a .50% annual loss rate after an initial six month ramp-up period; and an 11% discount rate on estimated cash flows from each of its pools.

                              It is possible that these assumptions could change in the near future, due to changes required by future accounting pronouncements, the general economy, adverse changes in the securitization market, and actual prepayment and default experience which vary from the assumed rates, which would require adjustments in the reported fair value of the interest-only strips receivable. As a result the actual cash flows received by the Company could differ significantly from the modeled cash flows using current assumptions. The estimated fair value of the Company's interest-only strips receivable is reviewed quarterly with required adjustments, if necessary, made to earnings (loss) in that period.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

7.   Property and             Property and equipment  consisted of the following
     Equipment                at December 31, 1998 and 1997:

                   December 31,                          1998             1997
                   -------------------------------------------------------------
                   Computer and office equipment    $ 3,006,000     $ 3,738,000
                   Furniture and fixtures             3,069,000       1,235,000
                   Leasehold improvements               783,000         676,000
                   -------------------------------------------------------------
                                                      6,858,000       5,649,000
                   Accumulated depreciation and
                      amortization                   (2,437,000)     (2,053,000)
                   -------------------------------------------------------------
                                                    $ 4,421,000     $ 3,596,000
                   =============================================================

                              In 1998 the Company wrote off certain impaired assets after it closed down its wholesale division (Note 2V).

                              At December 31, 1998 the Company subleases certain assets with a net book value of $80,000 under a sublease arrangement which expires on October 31, 1999. The lease arrangement provides monthly rental income of $4,500.

8.   Thrift Certificates      Thrift  certificates  are fully paid  certificates
     Payable                  and  installment  certificates.   The  approximate
                              weighted average interest rate of fully-paid and installment certificate accounts at December 31, 1998 was 5.65% and 5.05% and at December 31, 1997
                              was 6.11% and 5.01%. The interest payable on the thrift certificates totaled $508,000, $370,000 and $185,000 at December 31, 1998, 1997 and 1996.

                              At December 31, 1998 and 1997, fully-paid thrift certificates consisted of the following:

     December 31,                                         1998            1997
     ---------------------------------------------------------------------------
     Certificates equal or greater than $100,000    $    498,000    $  4,180,000

     Certificates less than $100,000                 132,120,000     109,551,000
     ---------------------------------------------------------------------------
                                                    $132,618,000    $113,731,000
     ===========================================================================

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

8.   Thrift Certificates      At December  31,  1998,  scheduled  maturities  of
     Payable (Continued)      fully-paid thrift certificates were as follows:

                                              December 31,               1998
                                              ----------------------------------
                                              Less than 3 months    $ 19,560,000
                                              3 to 6 months           35,852,000
                                              6 to 12 months          72,465,000
                                              1 to 5 years             4,741,000
                                              ----------------------------------
                                                                    $132,618,000
                                              ==================================

9.   Notes Payable            Notes  payable   consisted  of  the  following  at
                              December 31, 1998 and 1997:

                 December 31,                              1998           1997
                 ---------------------------------------------------------------
                 Third party (a)                      $ 3,000,000    $        --
                 Interest-only strips advances (b)     49,958,000     28,318,000
                 ---------------------------------------------------------------
                                                      $52,958,000    $28,318,000
                 ===============================================================

                              (a) The loan interest rate is 3-month LIBOR plus 5.0%, which was 10.07% at December 31, 1998. The stock of the Company's subsidiary, Pacific Thrift and Loan, is pledged as security for this loan. This loan was due in April 1999. However, in February 1999, the due date was extended by the third party to January 2000.

                              (b) The interest-only strip advances are from the Purchasers (Note 3) secured by the Company's interest-only strips receivable. Advances ranging from 3.00% to 4.75% of the par value of loans sold are made by the Purchasers when the loans are securitized. The advances are reduced by any monthly payments to be made against the interest-only strips receivable until the advances are fully repaid. The advances bear an annual interest rate ranging from LIBOR plus 1.00% to LIBOR plus 2.0%.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

9.   Notes Payable            In connection  with the advances  received under a
     (Continued)              Master Assignment Agreement,  dated as of December
                              18, 1997,  with Merrill  Lynch  Mortgage  Capital,
                              Inc.,  each  advance is due one year from the date
                              of the  advance,  and the  Company is  required to
                              make  mandatory   prepayments   under  the  Master
                              Assignment   Agreement   in  the  event  that  the
                              residual   interests  assigned  to  Merrill  Lynch
                              experience  a  decline  in value  from the  levels
                              established  at  the  time  of  the  advance.   At
                              December  31,  1998,  the Company is in default of
                              the  repayment  terms  of  the  Master  Assignment
                              Agreement    on   $18.4    million   of   advances
                              collateralized by $44.4 million of interest only strips receivable.

                              In connection with the advances received under the Corporate Finance Agreement, dated as of January 27, 1997 with Advanta Mortgage Corp. USA, such advances are due 38 to 46 months after the advance is made. The advances are cross collateralized. At December 31, 1998 $29.6 million of outstanding advances are collateralized by $68.5 million of interest-only strips receivable.

10.  Income Taxes             The  Partnership  was not subject to income taxes.
                              However,  the  Partnership  was still  required to
                              file  partnership  returns  in order to report its
                              income   or   loss  in   total   as  well  as  the
                              distributable  share of  income or loss of each of
                              the partners.  These partnership  returns,  as all
                              tax   returns,    are   potentially   subject   to
                              examination by the taxing authorities.

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

                          December 31,      1998            1997           1996
                          ======================================================
                          Current     $     55,000     $    26,000    $  727,000
                          Deferred     (11,045,000)     12,442,000       931,000
                          ------------------------------------------------------
                                      $(10,990,000)    $12,468,000    $1,658,000
                          ======================================================

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements




================================================================================

10.  Income Taxes             The tax effects of temporary differences that give
     (Continued)              rise to the deferred tax assets and liabilities at
                              December 31, 1998 and 1997 are as follows:

     December 31,                                      1998              1997
     ---------------------------------------------------------------------------
     Deferred tax assets
        Net operating loss carryforward           $ 25,402,000     $ 18,321,000
        Accrued expenses                             1,197,000          848,000
        Loans held for sale                            817,000               --
        Reserves                                       703,000        1,157,000
        Capital loss carryforward                      402,000          402,000
        State tax deduction                             19,000        2,050,000
        Alternate minimum tax credit
          carryforward                                      --          196,000
        Other                                          100,000           63,000
     ---------------------------------------------------------------------------

     Total gross deferred tax assets                28,640,000       23,037,000
     ---------------------------------------------------------------------------

     Valuation allowance                            (2,036,000)        (402,000)
     ---------------------------------------------------------------------------

     Deferred tax liabilities
        Interest-only strip receivable             (27,332,000)     (33,628,000)
        Depreciation                                  (299,000)        (198,000)
        Loan loss reserve                              (91,000)              --

        Loans held for sale                                 --         (726,000)
        Deferred loan costs                            (67,000)        (230,000)
     ---------------------------------------------------------------------------

     Total deferred tax liabilities                (27,789,000)     (34,782,000)
     ---------------------------------------------------------------------------

     Total deferred tax asset (liability), net    $ (1,185,000)    $(12,147,000)
     ===========================================================================

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

10.  Income Taxes             Included in the deferred tax asset at December 31,
     (Continued)              1998 and 1997 is a capital  loss  carryforward  of
                              $402,000  which is fully  reserved  (Note 16).  In
                              1998,   the  Company   established  an  additional
                              valuation reserve of $1,546,000 on net operating loss carryforwards because management believes it is more likely than not that the full amount will not be utilized before they expire.

                              At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $71 million that are available to offset future federal taxable income. These federal net operating losses expire in the years 2010 through 2013. Net operating loss carryforwards for State franchise tax purposes are approximately $34 million. These State carryforwards expire in the years 2001 and 2013. Should there occur a 50% ownership change of the Company as defined under Section 382 of the Internal Revenue Code of 1986, the Company's ability to use the net operating losses would be restricted to a prescribed annual amount.

                              The following summarizes the difference between the 1998, 1997 and 1996 provision for income taxes (benefit) from continuing operations and the federal statutory tax rate:

                                                           1998    1997    1996
                  -------------------------------------------------------------
                  Federal statutory tax rate                34%     35%     34%
                  Valuation allowance                       (8)%    --     (19)
                  Loss of benefit of former partnership
                     losses                                 --      --      11
                  State taxes net of federal benefit         5       7      --
                  -------------------------------------------------------------
                  Effective tax rate (benefit)              31%     42%     26%
                  =============================================================

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

11.  Related Parties          The   Partnership   had  various   related   party
     and Affiliates           transactions with the following entities:

                              o Presidential Management Company - Prior to the restructuring (Note 1) the former general partner received specified fees for services performed and reimbursements of certain expenses. Under the Partnership Agreement, the general partner received a base fee of up to 35% of the loan origination fees paid by borrowers to the Partnership or Pacific Thrift. The general partner also received a loan servicing fee of 3/8 of 1% per annum on loans with terms over three years.

                              Amounts charged by the former general partner for services performed and overhead-related expenses for the year ended December 31, 1996 was as follows:

                                Years ended December 31,                  1996
                                ------------------------------------------------
                                Base fee                                $834,000
                                Loan servicing fee                       125,000
                                ------------------------------------------------
                                Total fees                              $959,000
                                ================================================
                                Salaries and overhead reimbursements    $100,000
                                ================================================

                              o In connection with an amendment to the loan agreement with a bank lender, in 1992 the general partner loaned the Partnership $600,000 in subordinated debt, with interest at the prime rate and only repayable upon consent by the lender or at such time as the Partnership repaid all of its outstanding indebtedness to the lender. The general partner was repaid in 1996.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

11.  Related Parties          o  Presidential Management Company (Continued)
     and Affiliates
     (Continued)              During  1996,  Pacific  Thrift paid and  allocated
                              certain salaries and overhead for the Partnership, Corporation, PAMC, CRC, LPPC and the general partner totaling $159,000, $753,000, $212,000,
                              $6,000 and $174,000 and was reimbursed on a monthly basis.

                              o Other - Prior to the Restructuring, a managing officer of the Partnership and stockholder provided legal services in connection with the loan accounts of the Partnership and Pacific Thrift, for which he received $100 from the fees paid by each borrower for legal services related to each loan origination. Total fees of $212,000 were paid by the Partnership to the managing officer for the years ended December 31, 1996.

                              A partner with a law firm that provides legal services to the Company is a stockholder of the Company and formerly a partner of the Partnership. Total fees for the services provided to the Company by the law firm were approximately $994,000, $785,000 and $424,000 for the years ended December 31, 1998, 1997 and 1996.

                              Receivables from related parties consisted of the following at December 31, 1998 and 1997:

                                        December 31,           1998        1997
                                        ----------------------------------------
                                        Due from officer     $134,000    $    --
                                        Employee advances      81,000     83,000
                                        ----------------------------------------
                                                             $215,000    $83,000
                                        ========================================

                              The above receivable of $134,000 at December 31, 1998 is due from the Chief Executive Officer relating to overpayment of bonus for 1998.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

11.  Related Parties          o  Other (Continued)
     and Affiliates
     (Continued)              Loans to employees  at rates  ranging from 6.5% to
                              8.25% totaled approximately $151,000 and $88,000 at December 31, 1998 and 1997.

                              Thrift certificates purchased by members of management totaled approximately and $160,000 and $34,000 at December 31, 1998 and 1997, on terms slightly more favorable than the terms for unrelated parties. Interest expense on these certificates totaled approximately $1,000 and $2,000 for the years ended December 31, 1998 and 1997.

                              At December 31, 1998, the Company has an unsecured note payable to the former president of Pacific Thrift & Loan. The underlying interst rate is prime and the loan was due on March 27, 1999. This was incorporated as part of a negotiated severance agreement (Note 17 "Other Subsequent Events").

12.  Commitments and          At December 31, 1998 the Company had  committed to
     Contingencies            but not yet funded approximately  $622,000 of real
                              estate loans.

                              The Company conducts its operations from leased facilities under non-cancelable operating leased. Rental expenses were approximately $2,947,000, $1,725,000 and $1,129,000 for the years ended
                              December 31, 1998, 1997 and 1996 . At December 31, 1998, the approximate minimum rental commitments under all noncancelable operating leases are as follows:

                                               Year                      Amount
                                               ---------------------------------
                                               1999                   $2,618,000
                                               2000                    2,173,000
                                               2001                    1,587,000
                                               2002                    1,235,000
                                               2003 and thereafter       872,000
                                               ---------------------------------
                                                                      $8,485,000
                                               =================================

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

12.  Commitments and          On  November 1, 1998 the  Company  entered  into a
     Contingencies            subleasing  arrangement  which expires on November
     (Continued)              1, 1999. The sublease  provides for monthly rental
                              income of $26,395. The lease has an option to extend all or a portion of the sublease for an additional year.

                              At December 31, 1998 and 1997, the Company was servicing Title I loans for others totaling approximately $4,433,000 and $6,352,000. In addition, the Company had filed claims with the Federal Housing Administration that depleted the insurance on these loans during 1994.

                              The Corporation entered into employment agreements with five of its officers effective as of the closing date of the Restructuring on June 27, 1996 (Note 1). One employment agreement with the President of CRC, LPPC and CRCWA was terminated effective December 31, 1996 upon the sale of those subsidiaries (Note 15). On January 1, 1997, the Corporation entered into an employment agreement with its Chief Financial Officer. In January 1999 the Company ended its relationship with the President and Chief Executive Officer of Pacific Thrift. In April 1999 a new President and Chief Executive Officer of Pacific Thrift was appointed (see Note 17- "Other Subsequent Events").

                              The agreements provide for initial terms ranging from one to three years and all extend automatically for additional one-year terms thereafter unless either party gives at least six months written notice of their intentions not to renew. The agreements provide for annual salaries adjusted annually to the cost of living index. The agreements also provide for two of the officers to receive annual bonuses based on a calculation of net pre-tax profits subject to a minimum return on equity. In addition, one of the officers is also entitled to received a special cash bonus equal to 1% of the annual pre-tax net income of the Company calculated before payment of the special bonus but after payment of the annual bonuses, under certain conditions.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

12.  Commitments and          Litigation
     Contingencies
     (Continued)              On March 9, 1999 the  Company  was  served  with a
                              lawsuit  with  allegations  related to the sale of
                              pools of loans between 1993 and 1995.  The lawsuit
                              is for an amount in  excess  of $15  million  plus
                              costs and unspecified punitive damages. Management
                              believes  that  there is no  basis  for any of the
                              allegations for several  reasons.  First, in spite
                              of the  provisions  of the  loan  sale  agreements
                              which  allow the party to demand  that the Company
                              repurchase    loans    which    did    not    meet
                              representations and warranties, the party has requested that the Company repurchase less than 0.5% of the total amount of loans sold to the party over the approximately three year period that the loans were sold. Second, the party has never previously identified to the Company any problem loans other than those few loans the party has previously requested be repurchased. Third, the Company believes substantially all of the loans sold to the party were written to the party's own underwriting guidelines specifically for sale to the party. Fourth, the party reviewed in detail and approved every loan file for every loan originated for sale to them prior to loan funding. Fifth, the Company had an independent review appraiser approved by the party, review every appraisal for every loan originated for sale to them. For these reasons, management of the Company has no reason to believe that there is any merit to the complaint and is unable to determine the likelihood of an unfavorable outcome and range of possible loss, if any.

                              The Company and Pacific Thrift and PacificAmerica Money Centers are involved in certain lawsuits and there are claims pending against these entities which management considers incidental to normal operations. The legal responsibility and financial impact with respect to such litigation and claims cannot presently be determined. However, management considers that any ultimate liability, which would likely arise from these lawsuits and claims, would not materially affect the financial position, results of operations or cash flows of the Company.

                              See Note 17 for Regulatory Matters and Capital Adequacy.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

13.  Retirement               The Company  implemented a retirement savings plan
     Plans                    (defined contribution plan) in 1994. All full-time
                              employees who have completed six months of service
                              and reached age 21 are eligible to  participate in
                              the    plan.    Contributions    are   made   from
                              employee-elected salary deferrals. The Company matches the first 6% of employee contributions to the plan at the rate of $.50 on the dollar. During the years ended December 31, 1998, 1997 and 1996, the Company's contributions to the plan totaled
                              $-0-, $231,000 and $241,000.

                              The Company implemented an employee severance plan in 1994. Regular full-time and part-time (as defined) employees receive severance benefits based on their period of employment (Note 2V).

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

                              Net period pension cost for 1998, 1997, and 1996 includes the following components:

                              Years ended December 31,        1998         1997        1996
                              --------------------------------------------------------------
                              Service cost                  $187,000    $216,000    $ 26,000
                              Interest cost                  221,000     218,000      42,000
                              Prior service cost             146,000     226,000      32,000
                              --------------------------------------------------------------
                                                            $554,000    $660,000    $100,000
                              ==============================================================

                              The net pension liability at December 31, 1998 and 1997 was $1,314,000 and $760,000.

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

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

14.  Stockholders'            The  Company  has a 1995 Stock  Option  Plan and a
     Equity/Partners'         1995 Stock Purchase Plan pursuant to which options
     Capital, Stock           to purchase  shares of the Company's  common stock
     Options and              may be granted  to  employees.  The plans  provide
     Warrants                 that the option  price  shall not be less than the
                              fair  market  value of the  shares  on the date of
                              grant.  Under  the 1995  Stock  Option  Plan,  the
                              maximum  number  of  shares  of  Common  Stock  in
                              respect of which  Options may be granted under the
                              Plan  (the  "Plan  Maximum")  is  500,000  with an
                              increase of two percent  (2%) of the total  issued
                              and outstanding  shares of the Common Stock on the
                              first day of each subsequent  calendar year, up to
                              a maximum  660,000 shares,  commencing  January 1,
                              1997.  Under the 1995 Stock  Purchase Plan a total
                              of 100,000  options  may be issued.  Options  vest
                              ratably over four or five year periods as provided
                              for  in  each  employee's  option  agreement.   At
                              December  31,  1996,  there  were  466,800  shares
                              reserved  for  options  to be  granted  under  the
                              plans.  The  following   summarizes  stock  option
                              transactions:

                                                                        Weighted
                                                                        Average
                                                                         Price
                                                             Shares    Per Share
                     -----------------------------------------------------------
                     Outstanding at June 27, 1996                --           --
                         Granted                            480,000       $ 5.51
                         Exercised                               --           --
                         Cancelled                          (13,200)        5.42
                     -----------------------------------------------------------
                     Outstanding at December 31, 1996       466,800         5.52
                         Granted                            119,300        17.55
                         Exercised                          (87,838)        5.18
                         Cancelled                          (25,880)        8.27
                     -----------------------------------------------------------
                     Outstanding at December 31, 1997       472,382         8.45
                         Granted                            143,200         9.65
                         Exercised                          (72,205)        5.11
                         Cancelled                          (87,015)       10.67
                     -----------------------------------------------------------
                     Outstanding at December 31, 1998       456,362       $10.96
                     ===========================================================

                              At December 31, 1996 the Corporation had 1,106,754 general partner warrants outstanding each exercisable for one share of common stock at any time until December 27, 1997 at an exercise price of $7.50 per share. During the year ended December 31, 1997, 1,105,078 general partner warrants were exercised. As of December 31, 1997, all unexercised general partner warrants were cancelled.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

14.  Stockholders'            At December 31, 1998 and 1997 the  Corporation had
     Equity/Partners'         zero and 52,052  subscriber  warrants  outstanding
     Capital, Stock           each  exercisable for one share of common stock at
     Options and              any time until June 27, 1998 at an exercise  price
     Warrants                 of  $6.25  per  share.   During  the  years  ended
     (Continued)              December  31,  1998 and 1997,  50,236  and  75,730
                              subscriber warrants were exercised.

                              Information   relating   to   stock   options   is
                              summarized by exercise price as follows


                                  December 31, 1998
--------------------------------------------------------------------------------
                                Outstanding
                   ------------------------------------       Exercisable
                                   Weighted Average      -----------------------
Exercise Price               --------------------------              Weighted
  Per Share         Shares   Life (Year) Exercise Price   Shares  Exercise Price
--------------------------------------------------------------------------------
$0.50 to $0.50         100      10.0         $ 0.50           --      $   --
$0.53 to $5.00     214,912       7.5         $ 4.94       69,712      $ 5.00
$6.25 to $14.50     68,650       8.0         $11.32       21,182      $ 9.92
$14.63 to $17.50    35,500       8.7         $15.51       12,025      $15.40
$17.75 to $17.75   100,000       9.5         $17.75      100,000      $17.75
$18.00 to $25.50    36,600       8.7         $22.39        2,675      $23.47
$25.75 to $25.75       200       8.8         $25.75           50      $25.75
$26.75 to $26.75       100       8.8         $26.75           25      $26.75
$27.00 to $27.00       125       8.8         $27.00           50      $27.00
$28.75 to $28.75       175       8.8         $28.75          100      $28.75
--------------------------------------------------------------------------------
$0.50 to $28.75    456,362       8.2         $10.96      205,819      $12.57
================================================================================

                              All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income (loss) from continuing operations and earnings (loss) per share from continuing operations for the year ended December 31, 1998 and 1997 would have been reduced to the pro forma amounts presented below:

                                                          1998            1997
                         -------------------------------------------------------
                         Net income
                            As reported             $(24,488,000)    $17,095,000
                            Pro forma                (26,547,000)     16,794,000

                         Earnings per share
                            As reported
                              Basic                 $      (4.82)    $      4.18
                              Diluted                      (4.82)           3.48

                            Pro forma
                              Basic                 $      (5.23)           4.10
                              Diluted                      (5.23)           3.42

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

14.  Stockholders'            The fair value of option  grants is  estimated  on
     Equity/Partners'         the date of  grants  utilizing  the  Black-Scholes
     Capital, Stock           option-pricing  model with the following  weighted
     Options and              average  assumptions  for grants in 1998 and 1997,
     Warrants                 expected  life  of  options  of 8 years  for  both
     (Continued)              years,  expected   volatility  of  161%  and  50%,
                              risk-free interest rates of 5.50% and 5.74%, and a
                              0%  dividend  yield for both years.  The  weighted
                              average  fair  value at date of grant for  options
                              granted during 1998 and 1997  approximated  $16.65
                              and $9.56 per option.

15.  Quarterly Results        The unaudited  quarterly results of operations for
     of Operations            1998 and 1997 are as follows (in $000's):
     (Unaudited)

                                Mar. 31,   June 30,    Sept. 30,     Dec. 31,
                                   1998        1998         1998         1998
--------------------------------------------------------------------------------

Interest income                 $ 3,222     $ 3,562     $  5,108     $  4,768
Interest expense                  2,116       3,134        3,696        6,268
--------------------------------------------------------------------------------

Net interest income               1,106         428        1,412       (1,500)
Provision for loan losses         1,413       1,840         (531)      (1,408)
Noninterest income               22,805      28,307*     (23,058)**     5,734
Noninterest expense              17,140      18,510       18,175       15,573
Income tax benefit (expense)     (2,250)     (3,563)      16,896          (93)
--------------------------------------------------------------------------------

Net income (loss)               $ 3,108     $ 4,822     $(22,394)    $(10,024)
================================================================================

Net income per share:
    Basic                       $   .62     $   .95     $  (4.35)    $  (1.95)
    Diluted                         .58         .90        (4.35)       (1.95)


                                                 Quarter Ended
                                ------------------------------------------------
                                Mar. 31,   June 30,    Sept. 30,     Dec. 31,
                                   1997        1997         1997         1997
--------------------------------------------------------------------------------

Interest income                 $ 2,742     $ 2,761     $  3,241     $  2,986
Interest expense                  1,073       1,100        2,000        2,367
--------------------------------------------------------------------------------

Net interest income               1,669       1,661        1,241          619
Provision for loan losses           309         738          225        1,815
Noninterest income               13,425      18,308       22,605       27,717***
Noninterest expense               9,561      12,331       14,093       18,610
Income tax benefit (expense)     (2,195)     (2,897)      (4,002)      (3,374)
--------------------------------------------------------------------------------

Net income                      $ 3,029     $ 4,003     $  5,526     $  4,537
================================================================================

Net income per share:
    Basic                       $   .80     $  1.06     $   1.36     $    .96
    Diluted                         .64         .86         1.10          .86

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

15.  Quarterly Results        *    At June 30,  1998,  the  Company  recorded  a
     of Operations                 prefunding   receivable  of  $52,268,000  for
     (Unaudited)                   loans which were pre-sold as part of the June
     (Continued)                   1998  securitization   which  resulted  in  a
                                   $22,635,000   gain  on  sale  of  loans.  The
                                   prefunding    receivable   was   subsequently
                                   collected in full in August 1998.

                              ** During the quarter ended September 30, 1998 the company recorded a $33,500,000 net unrealized holding loss which is included in gain on sale of loans.

                              *** In the quarter ended December 31, 1997 as a result of a change in estimate the interest-only strip receivable was adjusted. The Company also completed its first direct securitization offering in the fourth quarter.

16.  Discontinued             Effective December 31, 1996, the Company's trustee
     Operations               and foreclosure  services were  discontinued  when
                              the assets and liabilities of CRC and LPPC and all of the stock of CRCWA were sold. Accordingly, the operations have been reclassified to present the trustee and foreclosure services as discontinued operations in the Statement of Operations. The
                              Company recorded a fourth quarter 1996 pre-tax and after-tax charge of $1,038,000 for disposition of this segment which comprises a $926,000 loss on the measurement date plus a loss from discontinued operations from the measurement date until the disposal date. The tax benefit of approximately
                              $402,000 from the loss on disposition was fully reserved for as such loss is capital in nature and the Company is unable to quantify the portion of such capital loss benefit which may be ultimately realizable.

                              Net assets disposed of were $2,674,000 against proceeds of $1,748,000 resulting in a loss of approximately $926,000. The $1,748,000 was included in accounts receivable at December 31, 1996 and $450,000 was received by early February 1997. The remaining $1,298,000 represented a secured promissory note and was fully repaid in February 1998.

                              Prior to sale of these subsidiaries, the Company operated principally in two industries, real estate secured lending (including the origination and sale of loans) and trustee and foreclosure services.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

17.     Regulatory Matters    Cease  and  Desist  Order by the  Federal  Deposit
        and Capital           Insurance  Corporation  and California  Department
        Adequacy and          of Corporations
        Subsequent Events
                              On April 1, 1996,  Pacific  Thrift  entered into a
                              Memorandum  of  Understanding  (MOU) with the FDIC
                              and DOC. The 1996 MOU provided that Pacific Thrift
                              was required  to: (i)  maintain  Tier 1 capital of
                              not less than 8.0% of total assets;  (ii) maintain
                              an  adequate   reserve  for  loan  losses;   (iii)
                              eliminate assets classified "loss" as of September
                              30, 1995, reduce assets  classified  "substandard"
                              as of  September  30,  1995 to not more  than $4.0
                              million  within  180 days  and  reduce  all  users
                              classified  substandard,  doubtful  and loss to no
                              more than 50% of capital and reserves by September
                              30, 1996: (iv) obtain FDIC approval before opening
                              additional  offices;  (v)  develop  strategies  to
                              stabilize net interest  margin on portfolio  loans
                              and  develop   procedures   to   implement   those
                              strategies; and (vi) furnish written quarterly progress reports.

                              On March 9, 1998, the 1996 MOU was replaced with a new MOU (the "1998 MOU") between Pacific Thrift and the FDIC. The 1998 MOU required Pacific Thrift to: (i) maintain Tier 1 capital of not less than 8.0% of total assets; (ii) by July 7, 1998, have, and thereafter maintain, risk-based capital of not less than 10.0% of total assets; (iii) maintain a fully funded loan loss reserve; (iv) by March 19, 1998, eliminate assets classified "loss" as of June 30, 1997, and by September 5, 1998, reduce assets classified "substandard" to $4 million; (v) by June 7, 1998, reduce and thereafter maintain the amount of interest-only strip receivables, net of tax liabilities, to no more than 100% of total capital; (vi) by June 7, 1998, obtain an independent valuation of interest-only strips receivable, and thereafter obtain an annual independent valuation of such receivables until they represent no more than 50% of Tier 1 capital;
                              (vii) by June 7, 1998, and thereafter quarterly, perform valuations and cash flow analyses on the interest-only strips receivable; (viii) by May 8, 1998, eliminate and/or correct certain transactions between the Company and Pacific Thrift and develop, adopt and implement a written policy governing the relationship between the Company and Pacific Thrift; (ix) by June 7, 1998, revise, adopt and implement a written asset/liability management policy to include risk tolerance levels for income and annual independent audits of Pacific Thrift's interest rate risk process; (x) pay no cash dividends without prior written FDIC approval; (xi) pay no executive or director bonuses without prior written FDIC approval; (xii) by June 7, 1998, submit a strategic plan covering the period 1998 through 2000 reflecting restricted growth of interest-only strips receivable; and (xiii) by May 15, 1998, and thereafter at the end of each quarter, furnish written progress reports.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

17.     Regulatory Matters    Cease  and  Desist  Order by the  Federal  Deposit
        and Capital           Insurance  Corpora-tion and California  Department
        Adequacy and          of Corporations (Continued)
        Subsequent Events
        (continued)           On November 6, 1998, Pacific Thrift entered into a
                              stipulation  and consent to an order issued by the
                              California  Department  of Financial  Institutions
                              (the  "DFI),   which  assumed   jurisdiction  over
                              Pacific  Thrift  from the DOC in July 1998,  under
                              which Pacific Thrift agreed:  (i) that it will not
                              issue loan  commitments  without  having a clearly
                              identified and reasonably assured source of funds,
                              such as deposits,  loan sale  commitments or other
                              source  of  funds,  such as  deposits,  loan  sale
                              commitments or other financing, with which to fund
                              its  loans;   (ii)  that  it  will  not  make  any
                              shareholder  distributions  except  with the prior
                              written  approval  of the DFI;  and (iii)  that it
                              will discontinue  selling loans under conduit loan
                              sale  arrangements.  The DFI Order is currently in
                              effect,  and  management   believes  that  Pacific
                              Thrift will be able to comply with all of the terms of the DFI order.

                              On December 14, 1998, Pacific Thrift entered into a stipulation and consent to an Order to Cease and Desist issued by the FDIC (the "1998 Order") which replaced the 1998 MOU. Under the 1998 Order, Pacific Thrift has agreed: (i) to have and retain qualified management to operate its regulated business; (ii) to achieve, by January 31, 1999, and thereafter maintain, Tier 1 capital equal to or in excess of 8.0 percent of its total assets, and to achieve, by June 30, 1999, and thereafter maintain, Tier 1 risk-based capital of no less than 6.0 percent and total risk-based capital of no less than 10.0 percent; (iii) to maintain an adequate allowance for loan losses; (iv) to take the following steps with regard to its interest-only strips receivables: (a) by June 30, 1999, reduce the amount of the receivable as a percentage of total capital to no more than 100%;
                              (b) not acquire or book any additional interest-only strips receivable; and (c) obtain quarterly and annual independent valuations of the existing interest-only strips receivable; (v) to prepare and submit a written two-year business/strategic plan; (vi) by February 27, 1999 eliminate and/or correct violations of Sections 23A and B of the Federal Reserve Act and Sections 18025, 18448 and 18455(b) of the California Financial Code relating to certain transactions between the Company and its subsidiary; (vii) by February 27, 1999, to develop a revised written asset/liability management policy specifically addressing interest rate risks associated with the mortgage banking business; (viii) not to pay cash dividends or distributions without the prior written consent of the FDIC;

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

17.  Regulatory Matters       Cease  and  Desist  Order by the  Federal  Deposit
     and Capital              Insurance  Corpora-tion and California  Department
     Adequacy and             of Corporations
     Subsequent Events
     (continued)              (ix) not to enter into any executive  compensation
                              and/or bonus agreements  without prior approval of
                              the FDIC;  (x) to develop and  implement a written
                              policy  for  all  intercompany  transactions  with
                              affiliates;  (xi) to furnish a description  of the
                              Order to its  shareholder;  and  (xii) to  furnish
                              written   quarterly   progress  reports  detailing
                              actions  taken to comply with the Order.  The 1998
                              Order is currently in effect, and Pacific Thrift has taken certain actions to comply with the terms of the Order including no longer selling loans under a conduit loan sale agreement.

                              In March 1999, Pacific Thrift entered into an additional stipulation and consent to an Order to Cease and Desist (the 1999 order) issued by the FDIC under which Pacific agreed to: (i) operate with a Board of Directors which provides adequate supervision and direction with respect to the electronic information systems and other automated systems (Bank Information Systems); (ii) take appropriate measures to ensure that the Bank Information Systems are Year 2000 compliant and in March 1999, designate an executive officer as the Year 2000 Officer; (iii) authorize the Year 2000 Officer to appoint additional personnel to assist in complying with the provisions in this order relating to Year 2000 readiness; (iv) as long as this order remains in effect, notify the Regional Director of the FDIC's Regional Office ("Regional Director") in writing of any vacancy in the Year 2000 position or change in the person filling the position; (v) within 15 days from the effective date of the order, develop and adopt a plan for achieving Year 2000 readiness ("Year 2000 Plan");
                              (vi) the Year 2000 Plan to be reviewed and approved by Pacific Thrift's Board of Directors prior to adoption, and submit a copy of the plan to the Regional Director; (vii) by April 15, 1999, develop and implement a Remediation Contingency Plan which includes alternate external third party suppliers or ready replacement computer hardware or software from alternate sources; (viii) by June 30, 1999, develop a Business Resumption Contingency Plan; (ix) by no later than June 30, 1999, have in place mission-critical systems that are Year 2000 ready; (x) for so long as the order is in effect, acquire or contract for the use of electronic information systems hardware, operating systems, and applications software only if this hardware, systems, and software have been successfully tested for Year 2000 readiness; (xi) by April 1999, perform due diligence reviews to

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

17.  Regulatory Matters       Cease  and  Desist  Order by the  Federal  Deposit
     and Capital              Insurance  Corporation  and California  Department
     Adequacy and             of Corporations
     Subsequent Events
     (continued)              determine   whether   the  Year   2000   readiness
                              procedures  of its service  providers and software
                              vendors, and the time frames for implementation of
                              those procedures, are adequate; (xii) by March 31,
                              1999,    implement   an   internal    testing   or
                              verification process;  (xiii) in March 1999, amend
                              its  internal  and  external   audit  policies  to
                              require periodic audits of the Year 2000 Plan and its implementation; (xiv) provide monthly status reports to Pacific Thrift's Board of Directors.

                              Noncompliance with the terms of the 1998 Order or 1999 Order could result in various regulatory actions, including the assessment of civil money penalties, termination of deposit insurance, and placing Pacific Thrift in conservatorship or receivership. Management expects that Pacific Thrift will continue to work toward substantial compliance with the 1998 Order and the 1999 Order, however there is no assurance Pacific Thrift will be able to fully comply with these Orders. These financial statements do not include any provisions or adjustments that might result from the outcome of these uncertainties.

                              Capital Adequacy

                              Pacific Thrift is subject to various regulatory capital requirements administered by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary - actions by the FDIC that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require Pacific Thrift to meet specific capital adequacy guidelines that involve quantitative measures of Pacific Thrift's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Pacific Thrift's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At December 31, 1998, Pacific Thrift did not meet the minimum capital requirements to be considered "adequately capitalized" by the FDIC.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

17.  Regulatory Matters       Capital Adequacy (Continued)
     and Capital
     Adequacy and             Quantitative measures established by regulation to
     Subsequent Events        ensure capital  adequacy require Pacific Thrift to
     (continued)              maintain  minimum  amounts  and  ratios  of Tier 1
                              capital (as defined in the regulations) to average
                              assets  (as  defined),  and  Tier  1  capital  (as
                              defined) to risk-weighted  assets (as defined) and
                              total capital (as defined) to risk weighted assets
                              (as   defined).   To  be   considered   adequately
                              capitalized as defined under the Prompt Corrective
                              Action  (PCA)  provisions  of the Federal  Deposit
                              Insurance  Corporation  Improvement  Act of  1991,
                              Pacific Thrift must maintain the minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios.

                              According to the following capital ratios, Pacific Thrift is categorized as "Significantly Undercapitalized" at December 31, 1998 and "Undercapitalized" at December 31, 1997 according to the prompt corrective action provisions of Part 325 of Federal Deposit Insurance Corporation Rules and Regulations.

                                             (Dollar Amounts in Thousands)
                                       ----------------------------------------
                                                           For Required Capital
                                            Actual           Adequacy Purposes
                                       -----------------    -------------------
                                       Amount      Ratio     Amount       Ratio
   ----------------------------------------------------------------------------

   As of December 31, 1998

   Total capital (to risk weighted
       assets)                         $14,149      3.6%    $31,403       8.0%
   Tier 1 capital (to risk weighted
       assets)                         $12,773      3.2%    $15,701       4.0%
   Tier 1 capital (to average          $12,733      6.9%    $ 7,403       4.0%
       assets)

   As of December 31, 1997

   Total capital (to risk weighted
       assets)                         $21,697      8.1%    $21,479       8.0%
   Tier 1 capital (to risk weighted
       assets)                         $18,925      7.1%    $10,740       4.0%
   Tier 1 capital (to average          $18,967     12.8%    $ 5,907       4.0%
       assets)
   ============================================================================

                              As of April 9, 1999 Pacific Thrift has not met the capital requirements specified in the 1998 order.

                              Other Subsequent Events

                              In January 1999, the employment of its Senior Executive Vice President who also served as President and Chief Operating Officer of Pacific Thrift was terminated. The Company entered into a negotiated separation agreement with the officer dated as of March 9, 1999 which provided for the officer to receive an unsecured note for $475,000 payable over two years beginning January 1, 2002. Pacific Thrift entered into a consulting agreement with the former officer dated March 9, 1999 which provides for a consulting fee of $10,000 per month for six months. Both agreements are subject to approval of the FDIC which has not yet been received.

                              On April 9, 1999, Pacific Thrift entered into an employment agreement with its new President and Chief Executive Officer. The agreement provides for a term of one year, with automatic renewal successive one year terms unless either party notifies the other of nonrenewal 60 days before expiration of the current term. This agreement is subject to approval of the FDIC.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

18.  Business                 The  Company's  loans  held  for  sale  and  loans
     Concentrations and       receivable consist of mortgage loans to borrowers,
     Off Balance Sheet        primarily  secured by first or second  trust deeds
     Risk                     on   California   real   estate.   The  loans  are
                              collateralized   by  the   borrowers   equity   in
                              single-family residential and other types of real estate. Loans are expected to be repaid either by cash from the borrower at maturity or by borrower refinancing. The Company would incur a loss in the amount of the loan balance plus accrued interest to the extent of any collateral deficiency.

                              The Company has a significant concentration in interest-only strips receivable which are dependant on performance of the underlying mortgages held by the securitization trust.

                              During 1998, the Company's loan origination and purchase volume was concentrated in California, Washington, New York, New Jersey and Florida. Upon securitization, an estimate of credit loss is computed based on the estimated default rate.

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

                              Many of the Company's borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. A substantial increase in the Company's delinquency rate or foreclosure rate could adversely affect its ability to profitably access the capital markets for its financing needs. Although the Company periodically reviews the cost associated with establishing servicing operations to service the loans it originates and purchases, it has no plans to establish and perform servicing operations at this time.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                                                      Schedule I
                                     Consolidating Schedule - Financial Position
                                                               December 31, 1998

================================================================================

                                             Pacific-    Pacific      Pacific-     Pacific-       Reclassifying and
                                             America      Thrift      America      America       Eliminating Entries
                                              Money      and Loan      Money      Securities,  ----------------------
                                             Center      Company   Centers, Inc.     Inc.        Dr          Cr        Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                $   304,000   $ 41,312,000   $195,000     $   --     $      --   $        --   $ 41,811,000

Cash - restricted                                 --        454,000    128,000         --            --            --        582,000

Accounts receivables                              --        132,000         --         --            --            --        132,000

Accrued interest receivable                       --      1,315,000         --         --            --            --      1,315,000

Refundable income taxes                           --             --         --         --            --            --             --

Receivable from related parties              134,000         81,000         --      1,000            --         1,000        215,000

Loans held for sale                               --     72,814,000         --         --            --            --     72,814,000

Loans receivable                              14,000      9,430,000         --         --            --            --      9,444,000

Other real estate                                 --        218,000      1,000         --            --            --        219,000

Interest-only strip receivable            67,023,000     49,605,000         --         --            --            --    116,628,000

Property and equipment                        56,000      4,345,000     20,000         --            --            --      4,421,000

Deferred tax asset                         8,429,000             --         --         --            --     8,429,000             --

Other assets                                 466,000      2,089,000     78,000         --            --            --      2,633,000

Investments in subsidiaries               12,922,000             --         --         --            --    12,922,000             --
------------------------------------------------------------------------------------------------------------------------------------
                                         $89,349,000   $181,794,000   $422,000     $1,000     $      --   $21,352,000   $250,214,000
====================================================================================================================================

See report of independent certified public accountants and notes to consolidated financial statements.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                                                      Schedule I
                                     Consolidating Schedule - Financial Position
                                                               December 31, 1998

================================================================================

                                     Pacific-      Pacific         Pacific-      Pacific-       Reclassifying and
                                     America        Thrift         America       America       Eliminating Entries
                                      Money        and Loan         Money       Securities,  ----------------------
                                   Center Inc.     Company      Centers, Inc.      Inc.          Dr            Cr      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders'
Equity

Thrift certificates payable
   Fully-paid certificates        $        --    $132,618,000    $        --    $      --   $        --  $        --   $132,618,000
   Installment certificates                --      29,692,000             --           --            --           --     29,962,000
------------------------------------------------------------------------------------------------------------------------------------

Total thrift certificates payable          --     162,310,000             --           --            --           --    162,310,000

Accounts payable and accrued        2,464,000       2,307,000        232,000           --            --           --      5,003,000
expenses

Accrued interest payable            2,795,000         508,000             --           --            --           --      3,303,000

Payable to related party               (1,000)             --          1,000           --            --           --             --

Notes payable                      52,958,000              --             --           --            --           --     52,958,000

Notes payable - officer               174,000              --             --           --            --           --        174,000

Deferred income taxes, net          5,678,000       3,936,000             --           --     8,429,000           --      1,185,000
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities                  64,068,000     169,061,000        233,000           --     8,429,000           --    224,933,000
------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Common stock                        52,000       3,000,000          3,000        1,000     3,004,000           --         52,000
   Additional paid-in capital      28,460,000      10,104,000      3,987,000           --    14,091,000           --     28,460,000
   Retained earnings               (3,231,000)       (371,000)    (3,801,000)          --     7,513,000   11,685,000     (3,231,000)
    (accumulated deficit)
------------------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity         25,281,000      12,733,000        189,000        1,000    24,608,000   11,685,000     25,281,000
------------------------------------------------------------------------------------------------------------------------------------

                                  $89,349,000    $181,794,000    $   422,000    $   1,000   $33,037,000  $11,685,000   $250,214,000
====================================================================================================================================


See report of independent certified public accountants and notes to consolidated financial statements.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                                                     Schedule II
                                             Consolidating Schedule - Operations
                                                    Year Ended December 31, 1998

================================================================================

                                             Pacific-       Pacific      Pacific-    Pacific-      Reclassifying and
                                             America         Thrift      America     America      Eliminating Entries
                                              Money         and Loan      Money     Securities,  ---------------------
                                           Center Inc.      Company    Centers, Inc.    Inc.        Dr           Cr     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Interest income
   Loans receivable                       $     37,000    $12,079,000   $  81,000    $    --   $       --   $3,842,000   $16,039,000
   Deposits with financial position                 --        621,000          --         --           --           --       621,000
------------------------------------------------------------------------------------------------------------------------------------

Total interest income                           37,000     12,700,000      81,000         --           --    3,842,000    16,660,000
------------------------------------------------------------------------------------------------------------------------------------

Interest expense
   Thrift certificates greater than $100,000        --        120,000          --         --           --           --       120,000
   Other thrift certificates                        --      8,098,000          --         --           --           --     8,098,000
   Notes payable and warehouse financing     3,154,000             --          --         --    3,842,000           --     6,996,000
------------------------------------------------------------------------------------------------------------------------------------

Total interest expense                       3,154,000      8,218,000          --         --    3,842,000           --    15,214,000
------------------------------------------------------------------------------------------------------------------------------------

Net interest expense                         3,117,000      4,482,000      81,000         --           --           --     1,446,000

Provision for loan losses                      (65,000)     1,536,000    (157,000)        --           --           --     1,314,000
------------------------------------------------------------------------------------------------------------------------------------

Net interest income (loss) after
   provision for loan losses                (3,052,000)     2,946,000     238,000         --   (3,842,000)   3,842,000       132,000
------------------------------------------------------------------------------------------------------------------------------------

Noninterest income
   Other income                                159,000        768,000      79,000         --           --           --     1,006,000
   Gain (loss) on sale of loans            (17,577,000)    50,831,000    (472,000)        --           --           --    32,782,000
   Loan servicing fees                              --         71,000          --         --       71,000           --            --
   Equity in income of subsidiaries         (7,772,000)            --          --         --           --    7,772,000            --
------------------------------------------------------------------------------------------------------------------------------------

Total noninterest income                   (25,190,000)    51,670,000    (393,000)        --       71,000    7,772,000    33,788,000
====================================================================================================================================

See report of independent certified public accountants and notes to consolidated financial statements.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                                                     Schedule II
                                             Consolidating Schedule - Operations
                                                    Year Ended December 31, 1998
                                                                     (Continued)

================================================================================

                                            Pacific-       Pacific        Pacific-    Pacific-    Reclassifying and
                                            America         Thrift        America     America    Eliminating Entries
                                             Money         and Loan        Money     Securities, -------------------
                                          Center Inc.      Company      Centers, Inc.   Inc.       Dr            Cr   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest expense
   Salaries and employee benefits          1,194,000      32,597,000        375,000     --           --           --    34,166,000
   General and administrative expenses     2,574,000      24,871,000        277,000     --           --       71,000    27,651,000
   Occupancy expense                         749,000       2,141,000         57,000     --           --           --     2,947,000
   Operations of other real estate                --         153,000        (29,000)    --           --           --       124,000
   Depreciation and amortization              31,000         941,000          2,000     --           --           --       974,000
   Restructuring charge                      896,000       2,576,000         64,000     --           --           --     3,536,000
-----------------------------------------------------------------------------------------------------------------------------------

Total noninterest expense                  5,444,000      63,279,000        746,000     --           --       71,000    69,398,000
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes        (33,686,000)     (8,663,000)      (901,000)    --    3,913,000   11,685,000   (35,478,000)

Income tax expense (benefit)               9,198,000       2,471,000       (679,000)    --           --           --    10,990,000
-----------------------------------------------------------------------------------------------------------------------------------

Net income                              $ 24,488,000   $ (6,192,000)    $(1,580,000)  $ --   $3,913,000  $11,685,000  $(24,488,000)
===================================================================================================================================

See report of independent certified public accountants and notes to consolidated financial statements.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                                                    Schedule III
                                     Consolidating Schedule - Financial Position
                                                               December 31, 1997

================================================================================

                                         Pacific-      Pacific      Pacific-     Pacific-      Reclassifying and
                                         America        Thrift      America      America      Eliminating Entries
                                          Money        and Loan      Money      Securities,  ----------------------
                                       Center Inc.     Company    Centers, Inc.    Inc.          Dr           Cr        Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents            $  4,020,000   $ 61,004,000   $  903,000   $     --   $        --   $         --   $ 65,927,000

Cash - restricted                              --        133,000       30,000                                                163,000

Receivables                               140,000      1,305,000      164,000         --            --         77,000      1,532,000

Accrued interest receivable                    --      1,174,000      100,000         --            --             --      1,274,000

Refundable income taxes                        --        222,000           --         --            --             --        222,000

Receivable from related parties           198,000      1,968,000        7,000      1,000            --      2,091,000         83,000

Notes receivable                        1,015,000             --           --         --            --             --      1,015,000

Loans held for sale                            --     35,280,000           --         --            --             --     35,280,000

Loans receivable                          542,000     19,646,000      441,000         --            --             --     20,629,000

Other real estate                              --      1,718,000      310,000         --            --             --      2,028,000

Interest-only strip receivable         61,132,000     33,292,000           --         --            --             --     94,424,000

Property and equipment                     50,000      3,543,000        3,000         --            --             --      3,596,000

Other assets                              481,000      1,150,000       62,000         --            --             --      1,693,000

Investments in subsidiaries            20,610,000             --           --         --            --     20,610,000             --
------------------------------------------------------------------------------------------------------------------------------------

                                     $ 88,188,000   $160,435,000   $2,020,000   $  1,000   $        --   $ 22,778,000   $227,866,000
====================================================================================================================================

See report of independent certified public accountants and notes to consolidated financial statements.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                                                    Schedule III
                                     Consolidating Schedule - Financial Position
                                                               December 31, 1997

================================================================================

                                    Pacific-      Pacific       Pacific-      Pacific-         Reclassifying and
                                    America        Thrift       America       America         Eliminating Entries
                                     Money        and Loan       Money       Securities,   --------------------------
                                  Center Inc.     Company     Centers, Inc.     Inc.            Dr            Cr        Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders'
Equity

Thrift certificates payable
   Fully-paid certificates      $         --   $113,731,000   $        --    $        --   $        --   $         --   $113,731,000
   Installment certificates               --     18,793,000            --             --            --             --     18,793,000
------------------------------------------------------------------------------------------------------------------------------------

Total thrift certificates                 --    132,524,000            --             --            --             --    132,524,000
payable

Accounts payable and accrued       3,309,000      2,237,000       575,000             --            --             --      6,121,000
expenses

Accrued interest payable                  --        370,000            --             --            --             --        370,000

Payable to related party           1,728,000             --       440,000             --     2,168,000             --             --

Notes payable                     28,318,000             --            --             --            --             --     28,318,000

Deferred income taxes, net         6,447,000      6,379,000      (679,000)            --            --             --     12,147,000
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities                 39,802,000    141,510,000       336,000             --     2,168,000             --    179,480,000
------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Common stock                       50,000      3,000,000     2,920,000          1,000     5,921,000             --         50,000
   Additional paid-in capital     27,079,000     10,104,000            --             --    10,104,000             --     27,079,000
   Retained earnings              21,257,000      5,821,000      (468,000)            --    10,551,000      5,198,000     21,257,000
------------------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity        43,386,000     18,925,000     2,452,000          1,000    26,576,000      5,198,000     48,386,000
------------------------------------------------------------------------------------------------------------------------------------

                                $ 88,188,000   $160,435,000   $ 2,788,000    $     1,000   $28,744,000   $  5,198,000   $227,866,000
====================================================================================================================================

See report of independent certified public accountants and notes to consolidated financial statements.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                                                     Schedule IV
                                             Consolidating Schedule - Operations
                                                    Year Ended December 31, 1997

================================================================================

                                              Pacific-       Pacific      Pacific-      Pacific-     Reclassifying and
                                              America         Thrift      America       America     Eliminating Entries
                                               Money         and Loan      Money       Securities,  -------------------
                                            Center Inc.      Company    Centers, Inc.     Inc.        Dr         Cr     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Interest income
   Loans receivable                        $    800,000    $10,165,000   $ 368,000    $    --   $        --   $374,000   $11,707,000
   Deposits with financial position                  --        397,000          --         --            --         --       397,000
------------------------------------------------------------------------------------------------------------------------------------

Total interest income                           800,000     10,562,000     368,000         --            --         --    12,104,000
------------------------------------------------------------------------------------------------------------------------------------

Interest expense
   Thrift certificates greater                       --         50,000          --         --            --         --        50,000
than $100,000
   Other thrift certificates                         --      5,457,000          --         --            --         --     5,457,000
   Notes payable                              1,023,000             --      10,000         --       374,000         --     1,407,000
------------------------------------------------------------------------------------------------------------------------------------

Total interest expense                        1,023,000      5,507,000      10,000         --            --         --     6,914,000
------------------------------------------------------------------------------------------------------------------------------------

Net interest income (expense)                  (223,000)     5,055,000     358,000         --            --         --     5,190,000

Provision for loan losses                        41,000      3,429,000    (383,000)        --            --         --     3,087,000
------------------------------------------------------------------------------------------------------------------------------------

Net interest income (loss) after
   provision for loan losses                   (264,000)     1,626,000     741,000         --            --         --     2,103,000
------------------------------------------------------------------------------------------------------------------------------------

Noninterest income
   Other income                                   7,000        263,000      75,000         --            --         --       345,000
   Gain on sale of loans                     27,726,000     53,984,000          --         --            --         --    81,710,000
   Loan servicing fees                               --        145,000          --         --       145,000         --            --
   Equity in income of subsidiaries          11,052,000             --          --         --    11,052,000         --            --
------------------------------------------------------------------------------------------------------------------------------------

Total noninterest income                     38,785,000     54,392,000      75,000         --    11,197,000         --    82,055,000
====================================================================================================================================

See report of independent certified public accountants and notes to consolidated financial statements.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                                                     Schedule IV
                                             Consolidating Schedule - Operations
                                                    Year Ended December 31, 1997
                                                                     (Continued)

================================================================================

                                              Pacific-       Pacific      Pacific-      Pacific-     Reclassifying and
                                              America         Thrift      America       America     Eliminating Entries
                                               Money         and Loan      Money       Securities,  -------------------
                                            Center Inc.      Company    Centers, Inc.     Inc.        Dr         Cr     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Noninterest expense
   Salaries and employee benefits            4,022,000    24,303,000     1,132,000       --            --           --    29,457,000
   General and administrative                4,703,000    17,473,000       383,000       --            --      145,000    22,414,000
expenses
   Occupancy expense                           208,000     1,479,000        38,000       --            --           --     1,725,000
   Operations of other real estate                  --       303,000       141,000       --            --           --       444,000
   Depreciation and amortization                25,000       530,000            --       --            --           --       555,000
------------------------------------------------------------------------------------------------------------------------------------

Total noninterest expense                    8,958,000    44,088,000     1,694,000       --            --      145,000    54,595,000
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes           29,563,000    11,930,000      (878,000)      --    11,197,000      145,000    29,563,000

Income tax expense (benefit)                12,468,000     5,053,000       (46,000)      --        46,000    5,053,000    12,468,000
------------------------------------------------------------------------------------------------------------------------------------

Net income                                 $17,095,000   $ 6,877,000   $  (832,000)   $  --   $11,243,000   $5,198,000   $17,095,000
====================================================================================================================================

See report of independent certified public accountants and notes to consolidated financial statements.

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                                                      Schedule V
                                             Consolidating Schedule - Operations
                                                    Year Ended December 31, 1996

================================================================================

                                            Pacific-      Pacific                    Lenders      Consolidated
                                            America       Thrift     Consolidated   Posting and   Reconveyance    Pacific-
                                             Money       and Loan    Reconveyance   Publishing    Corporation,    America
                                          Center Inc.     Company      Company       Company           WA         Lending
-----------------------------------------------------------------------------------------------------------------------------
Interest income
   Loans receivable                       $  614,000   $10,256,000   $       --     $     --         $    --     $ 304,000
   Deposits with financial institutions        4,000       324,000           --           --              --            --
-----------------------------------------------------------------------------------------------------------------------------

Total interest income                        618,000    10,580,000           --           --              --       304,000
-----------------------------------------------------------------------------------------------------------------------------

Interest expense
   Thrift certificates greater than $100,000      --        23,000           --           --              --            --
   Other thrift certificates                      --     4,391,000           --           --              --            --
   Notes payable                             418,000            --           --           --              --       134,000
-----------------------------------------------------------------------------------------------------------------------------

Total interest expense                       418,000     4,414,000           --           --              --       134,000
-----------------------------------------------------------------------------------------------------------------------------

Net interest income                          200,000     6,166,000           --           --              --       170,000

Provision for loan losses                    150,000     1,277,000           --           --              --      (276,000)
-----------------------------------------------------------------------------------------------------------------------------

Net interest income (loss) after
   provision for loan losses                  50,000     4,889,000           --           --              --       446,000
-----------------------------------------------------------------------------------------------------------------------------

Noninterest income
   Trust and reconveyance fees                    --            --    2,844,000           --          11,000            --
   Other income                               63,000       614,000           --      410,000              --       100,000
   Gain on sale of loans                     925,000    28,292,000           --           --              --            --
   Loan servicing fees                            --       199,000           --           --              --            --
   Equity in income of subsidiaries        8,226,000            --           --           --              --            --
-----------------------------------------------------------------------------------------------------------------------------

Total noninterest income                   9,214,000    29,105,000    2,844,000      410,000          11,000       100,000
-----------------------------------------------------------------------------------------------------------------------------


                                                Eliminating Entries
                                             -------------------------
                                                  Dr            Cr          Consolidated
----------------------------------------------------------------------------------------
Interest income
   Loans receivable                          $        --   $        --       $11,174,000
   Deposits with financial institutions               --            --           328,000
----------------------------------------------------------------------------------------

Total interest income                                 --            --        11,502,000
----------------------------------------------------------------------------------------

Interest expense
   Thrift certificates greater than $100,000          --            --            23,000
   Other thrift certificates                          --            --         4,391,000
   Notes payable                                      --            --           552,000
----------------------------------------------------------------------------------------

Total interest expense                                --            --         4,966,000
----------------------------------------------------------------------------------------

Net interest income                            6,536,000

Provision for loan losses                             --            --         1,151,000
----------------------------------------------------------------------------------------

Net interest income (loss) after
   provision for loan losses                          --            --         5,385,000
----------------------------------------------------------------------------------------

Noninterest income
   Trust and reconveyance fees                 2,855,000            --                --
   Other income                                  410,000            --           777,000
   Gain on sale of loans                              --            --        29,217,000
   Loan servicing fees                           199,000            --                --
   Equity in income of subsidiaries            8,226,000            --                --
----------------------------------------------------------------------------------------

Total noninterest income                      11,690,000            --        29,994,000
----------------------------------------------------------------------------------------

                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                                                      Schedule V
                                             Consolidating Schedule - Operations
                                                    Year Ended December 31, 1996
                                                                     (Continued)

================================================================================

                                            Pacific-      Pacific                    Lenders      Consolidated
                                            America       Thrift     Consolidated   Posting and   Reconveyance    Pacific-
                                             Money       and Loan    Reconveyance   Publishing    Corporation,    America
                                          Center Inc.     Company      Company       Company           WA         Lending
---------------------------------------------------------------------------------------------------------------------------
Noninterest expense
   Salaries and employee benefits            672,000    13,929,000     1,715,000      151,000             --        21,000
   General and administrative              2,977,000     7,933,000       782,000      142,000          1,000       145,000
   Occupancy expense                          27,000       934,000       165,000           --             --         3,000
   Related party fees                      1,071,000            --            --           --             --            --
   Operations of other real estate           102,000       465,000            --           --             --       114,000
   Depreciation and amortization             339,000       375,000        29,000           --             --            --
   Loss on disposal of business segment      928,000            --            --           --             --            --
---------------------------------------------------------------------------------------------------------------------------

Total noninterest expense                  6,116,000    23,636,000     2,691,000      293,000          1,000       283,000
---------------------------------------------------------------------------------------------------------------------------

Income before income taxes                 3,148,000    10,358,000       153,000      117,000         10,000       263,000

Income tax expense (benefit)              (1,014,000)    3,304,000         2,000        2,000             --      (633,000)
---------------------------------------------------------------------------------------------------------------------------

Income from continuing operations          4,162,000     7,054,000       151,000      115,000         10,000       896,000

Loss from discontinued operations                 --            --            --           --             --            --
---------------------------------------------------------------------------------------------------------------------------

Net income                               $ 4,162,000   $ 7,054,000    $  151,000     $115,000        $10,000     $ 896,000
===========================================================================================================================


                                                Eliminating Entries
                                             -------------------------
                                                  Dr            Cr       Consolidated
-------------------------------------------------------------------------------------
Noninterest expense
   Salaries and employee benefits                    --     1,866,000      14,622,000
   General and administrative                        --     1,090,000      10,890,000
   Occupancy expense                                 --            --       1,129,000
   Related party fees                                --       199,000         872,000
   Operations of other real estate                   --            --         681,000
   Depreciation and amortization                     --        29,000         714,000
   Loss on disposal of business segment              --       928,000              --
-------------------------------------------------------------------------------------

Total noninterest expense                            --     4,112,000      28,908,000
-------------------------------------------------------------------------------------

Income before income taxes                   11,690,000     4,112,000       6,471,000

Income tax expense (benefit)                         --         3,000       1,658,000
-------------------------------------------------------------------------------------

Income from continuing operations            11,690,000     4,115,000       4,813,000

Loss from discontinued operations             3,917,000     3,266,000        (651,000)
-------------------------------------------------------------------------------------

Net income                                  $15,607,000    $7,381,000    $  4,162,000
=====================================================================================

See report of independent certified public accountants and notes to consolidated financial statements.

                                Index of Exhibits


Exhibit
Number         Description

3.1 Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on December 22, 1995, as amended and declared effective on May 14, 1996 (the "Registration Statement").

3.2 Bylaws of the Company, incorporated by reference to the Exhibit 3.2 of the Registration Statement.

4.1     Specimen Common Stock Certificate,  incorporated by reference to Exhibit
        4.1 of the Registration Statement.

10.1 Employment Agreement by and between the Company and Joel R. Schultz, dated as of January 1, 1998 and approved by the stockholders at the Annual Meeting held June 12, 1998.

10.2    Employment   Agreement   by  and  between  the  Company  and  Norman  A.
        Markiewicz,   incorporated   by   reference   to  Exhibit  10.4  of  the
        Registration Statement.

10.3 Employment Agreement by and between the Company and Richard B. Fremed, incorporated by reference to Exhibit 10.5 of the Registration Statement.

10.4 Employment Agreement by and between the Company and Charles J. Siegel, incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 10-K").

10.5 Form of Indemnification Agreement by and between the Company and each of its directors and executive officers, incorporated by reference to
        Exhibit 10.7 of the Registration Statement.

10.6 Stock Option Plan of the Company, dated January 1, 1996, incorporated by reference to Exhibit 10.8 of the Registration Statement.

10.7 Stock Purchase Plan of the Company, dated January 1, 1996, incorporated by reference to Exhibit 10.9 of the Registration Statement.

10.8 Supplemental Executive Retirement Plan of the Company, dated January 1, 1996, incorporated by reference to Exhibit 10.10 of the Registration Statement.

10.9 Master Loan Purchase Agreement dated as of October 31, 1996, by and between the Company and Aames Capital Corporation, incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarter ended September 30, 1996.

10.10 First and Second Amendments to Master Loan Purchase Agreement by and between the Company and Aames Capital Corporation, incorporated by reference to Exhibit 10.13 to 1996 10-K.

10.11 Amended and Restated Corporate Finance Agreement, dated as of January 27, 1997, by and among the Company, Advanta Mortgage Conduit Services, Inc. and Advanta Mortgage Corp. USA, incorporated by reference to
        Exhibit 10.14 of the 1996 10-K.

10.12 Asset and Stock Purchase and Sale and Assumption of Liabilities Agreement, Secured Promissory Note and Security Agreement, all dated as of December 15, 1996, among the Company, Consolidated Reconveyance
        Company, Lenders Posting and Publishing Company, Consolidated Reconveyance Corporation, Consolidated Reconveyance Company, LLC and Lenders Posting and Publishing Company, LLC, incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K for December 31, 1996.

10.13 Home Equity Loan Purchase Agreement, dated as of December 11, 1997, by and among the Company, Merrill Lynch Mortgage Investors, Inc., as depositor, PacificAmerica Home Equity Loan Trust Series 1997-1, as issuer, and Bankers Trust Company of California, N.A., as indenture trustee, incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K for December 18, 1997 (the "December 1997 8-K").

10.14   Master  Assignment  Agreement,  dated as of December  18,  1997,  by and
        between  the  Company  and  Merrill  Lynch   Mortgage   Capital,   Inc.,
        incorporated by reference to Exhibit 10.2 of the December 1997 8-K.

10.15 Master Repurchase Agreement, dated as of October 31, 1997, by and between the Company, on the one hand, and Merrill Lynch Mortgage Capital, Inc. and Merrill Lynch Credit Corporation on the other, which Agreement includes, without limitation, the Supplemental Terms and Conditions attached to and incorporated into the Master Repurchase
        Agreement, incorporated by reference to Exhibit 10.3 of the December 1997 8-K.

10.16 Home Equity Loan Purchase Agreement, dated as of March 19, 1998, by and among the Company, Merrill Lynch Mortgage Investors, Inc. ("Depositor"), PacificAmerica Home Equity Loan Trust Series 1998-1, as issuer (the "Trust"), and Bankers Trust Company of California, N.A. ("Indenture Trustee"), incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K for March 25, 1998 (the "March 1998 8-K").

10.17 Indenture, dated as of March 1, 1998, between the Trust and the Indenture Trustee, incorporated by reference to Exhibit 10.2 of the March 1998 8-K. .

10.18   Amended and Restated Trust Agreement, dated as of March 1, 1998, between
        the  Depositor  and   Wilmington   Trust  Company   ("Owner   Trustee"),
        incorporated by reference to Exhibit 10.3 of the March 1998 8-K.

10.19 Servicing Agreement dated March 1, 1998 by and among the Company, the Indenture Trustee and the Trust, incorporated by reference to Exhibit
        10.3 of the March 1998 8-K.

10.20 Home Equity Loan Purchase Agreement, dated as of June 22, 1998, by and among the Company, Merrill Lynch Mortgage Investors, Inc. ("Depositor"), PacificAmerica Home Equity Loan Trust Series 1998-2F, as issuer (the "Trust"), and Bankers Trust Company of California, N.A. ("Indenture Trustee"), incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K for June 25, 1998 (the "June 1998 8-K").

10.21 Indenture, dated as of June 1, 1998, between the Trust and the Indenture Trustee.

10.22   Amended and Restated Trust Agreement,  dated as of June 1, 1998, between
        the  Depositor  and   Wilmington   Trust  Company   ("Owner   Trustee"),
        incorporated by reference to Exhibit 10.2 of the June 1998 8-K.

10.23 Servicing Agreement dated June 1, 1998, by and among the Company, the Indenture Trustee and the Trust, incorporated by reference to Exhibit
        10.3 of the June 1998 8-K.

10.24 Secured Promissory Note dated September 17, 1998 of the Company payable to Fremont Financial Corporation, incorporated by reference to Exhibit
        10.1 of the Company's Report on Form 8-K for September 17, 1998 (the "September 1998 8-K").

10.25 Stock Pledge Agreement between the Company and Fremont Financial Corporation, incorporated by reference to Exhibit 10.2 of the September 1998 8-K.

21.1 Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 of the Company's 1997 10-K.

27      Financial Data Schedule