Form 10-Q
period 1999-03-31
PACIFICAMERICA MONEY CENTER INC
filed 1999-05-24
CIK 921623

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                QUARTERLY REPORT

                              ---------------------

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO __.

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                            Condensed Balance Sheets
                      March 31, 1999 and December 31, 1998




                                                    (Unaudited)
                                                     March 31,      December 31,
                                                       1999            1998
                                                   ------------     ------------
Assets

Cash & cash equivalents                            $ 16,891,000     $ 41,811,000
Restricted cash                                          74,000          582,000
Receivables                                             121,000          132,000
Accrued interest receivable                             719,000        1,315,000
Receivables from related parties                        145,000          215,000
Loans held for sale                                  57,272,000       72,814,000
Loans receivable, net  (Note 5)                      25,949,000        9,444,000
Other real estate                                       201,000          219,000
Interest-only strips receivable                     121,350,000      116,628,000
Property and equipment, net                           4,098,000        4,421,000
Other assets                                          2,081,000        2,633,000
                                                   ------------     ------------
                                                   $228,901,000     $250,214,000
                                                   ============     ============


Liabilities and Stockholders' Equity

  Thrift certificates payable
    Full-paid certificates                         $109,302,000     $132,618,000
    Installment certificates                         31,438,000       29,692,000
                                                   ------------     ------------
  Total thrift certificates payable                 140,740,000      162,310,000
  Accounts payable and accrued expenses               3,852,000        5,003,000
  Accrued interest payable                            3,665,000        3,303,000
  Note payable                                       54,196,000       52,958,000
  Note payable - related party                          475,000          174,000
  Deferred income taxes                               1,186,000        1,185,000
                                                   ------------     ------------
                                                    204,114,000      224,933,000
                                                   ------------     ------------

Stockholders' Equity                                 24,787,000       25,281,000
                                                   ------------     ------------
                                                   $228,901,000     $250,214,000
                                                   ============     ============


  See accompanying Notes to Consolidated Financial Statements and Management's
    Discussion and Analysis of Financial Condition and Results of Operations

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                         Condensed Statements of Income
                 For Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                    --------------------------------
                                                                                      March 31,           March 31,
                                                                                        1999                1998
                                                                                    --------------------------------
Interest Income:
  Interest and fees on loans receivable                                             $  1,755,000        $  2,952,000
  Interest on investments                                                                169,000             270,000
                                                                                    --------------------------------
                Total interest income                                                  1,924,000           3,222,000
Interest Expense:
  Interest on thrift certificates greater than $100,000                                    7,000              51,000
  Interest on other thrift certificates                                                1,962,000           1,796,000
  Interest on notes payable                                                               79,000             269,000
                                                                                    --------------------------------
                Total interest expense                                                 2,048,000           2,116,000

                Net interest income (expense)                                           (124,000)          1,106,000
Provision for loan losses                                                                654,000           1,413,000
                                                                                    --------------------------------
                Net interest after provision for loan losses                            (778,000)           (307,000)
                                                                                    --------------------------------

Noninterest income:
  Other income                                                                           266,000             308,000
  Gain on sale of loans                                                                3,274,000          22,497,000
                                                                                    --------------------------------
                Total noninterest income                                               3,540,000          22,805,000
                                                                                    --------------------------------
Noninterest expense:
  General and administrative                                                           4,208,000           8,063,000
  Salaries, employee benefits and personnel services                                   3,664,000           8,817,000
  Depreciation and amortization                                                          355,000             200,000
  Expenses on real estate acquired in settlement of loans                                 38,000              47,000
  Net (gain) loss on sales of real estate acquired
    in settlement of loans                                                               (29,000)             13,000
                                                                                    --------------------------------
                Total noninterest expense                                              8,236,000          17,140,000
                                                                                    --------------------------------

                Income (loss) before tax provision                                    (5,474,000)          5,358,000

  Tax provision                                                                         (323,000)          2,250,000
                                                                                    --------------------------------
                Net income (loss)                                                   $ (5,151,000)       $  3,108,000
                                                                                    ================================


Basic earnings (loss) per share                                                     $      (1.00)       $       0.62

Diluted earnings (loss) per share                                                   $      (1.00)       $       0.58

Weighted average shares outstanding - basic                                            5,163,781           5,018,445

Weighted average shares outstanding - diluted                                          5,163,781           5,324,624


  See accompanying Notes to Consolidated Financial Statements and Management's
    Discussion and Analysis of Financial Condition and Results of Operations.

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                       Condensed Statements of Cash Flows
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                   Three Months Ended
                                                           --------------------------------
                                                               March 31,        March 31,
(Increase) Decrease in Cash and Cash Equivalents                1999              1998
-------------------------------------------------------    --------------------------------
Cash flows from operating activities:
Net income (loss)                                          $  (5,151,000)     $   3,108,000
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
  Depreciation and amortization                                  355,000            200,000
  Provision for loan losses                                      654,000          1,413,000
  Provision for OREO losses                                      (30,000)            14,000
  Net (gain) loss on sales of real estate
    acquired in settlement of loans                                1,000             (1,000)
  Proceeds from sale of loans held for sale                   71,714,000        210,144,000
  Origination of loans held for sale                         (71,064,000)      (205,573,000)
Net change in assets and liabilities
  Restricted cash                                                508,000               --
  Accounts receivable                                             11,000            932,000
  Receivable from related party                                   70,000               --
  Interest receivable                                            596,000            (79,000)
  Interest-only strips receivable                                   --          (24,650,000)
  Allowance on interest-only strips receivable                  (454,000)         1,204,000
  Other assets                                                   552,000            751,000
  Accounts payable and accrued expenses
   and interest payable                                         (812,000)          (144,000)
                                                           -------------      -------------
Net cash used in operating activities                         (3,050,000)       (12,681,000)
                                                           -------------      -------------

Cash flows from investing activities:
 Proceeds from sale of loans receivable                             --           11,523,000
 Proceeds from sale of other real estate                         145,000            406,000
 Net change in loans receivable                               (2,365,000)       (10,965,000)
 Purchases of property and equipment                             (32,000)          (836,000)
 Net change in interest-only strips receivable                   558,000               --
                                                           -------------      -------------
Net cash (used in) provided by investing activities           (1,694,000)           128,000
                                                           -------------      -------------

Cash flow from financing activities:
  Net decrease in thrift certificates                        (21,570,000)        (8,240,000)
  Proceeds from stock issuance                                    11,000             14,000
  Proceeds from notes payable                                  1,383,000          9,696,000
                                                           -------------      -------------
Net cash (used in) provided by financing activities          (20,176,000)         1,470,000
                                                           -------------      -------------


Net decrease in cash and cash equivalents                    (24,920,000)       (11,083,000)

Cash and cash equivalents at beginning of period              41,811,000         66,090,000
                                                           -------------      -------------
Cash and cash equivalents at end of period                 $  16,891,000      $  55,007,000
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

2) Adoption of New Accounting Policies

     On January 1, 1999, the Company adopted Statement of Financial Accounting Standard No. 134 accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise (SFAS 134) which is an amendment of FASB Statement No. 65.

     FASB Statement No. 65, Accounting for Certain Mortgage Banking Activities, establishes accounting and reporting standards for cretain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise.

     Statement 65, as amended by FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. This Statement further amends Statement 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise.

     The Company has reclassified its interest-only strips receivable, which arise as a result of the securitization of mortgage loans held for sale, from the trading security category to the available for sale category.

     Statement 134 permits a one-time opportunity to reclassify mortgage-backed securities and other beneficial interests from the trading category, without regard to the restriction in paragraph 15 of Statement 115. That opportunity is available only on the date that this Statement is initially applied. Transfers from the trading category that result from implementing this Statement should be accounted for in accordance with paragraph 15(a) of Statement 115, that is, the unrealized gain or loss at the date of transfer will have already been recognized in earnings and should not be reversed. Accordingly from January 1, 1999, unrealized hedging gains and losses for the interest-only strips receivable are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized.

3)   Earnings Per Share

     Basic earnings per share is computed by dividing net earnings by the weighted average number of common stock outstanding during the year. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common stock and potential common stock outstanding during the year. The following table presents the earnings (loss) per share data.

                                                  Three Months Ended March 31,
                                                      1999             1998
         -----------------------------------------------------------------------
         Income (numerator):
         Net income (loss)                         $(5,151,000)    $   3,108,000
         -----------------------------------------------------------------------

         Shares (denominator):
         Weighted average common shares outstanding
             for basic earnings (loss) per share     5,163,781         5,018,445
         Effect of dilutive common shares
             Subscriber warrants                            --            33,852
             Options                                        --           272,327
         -----------------------------------------------------------------------

         Weighted average common shares outstanding
             for diluted earnings (loss) per share   5,163,781         5,324,624
         -----------------------------------------------------------------------


         Basic earnings (loss) per share                $(1.00)             $.62
         -----------------------------------------------------------------------

         Diluted earnings (loss) per share              $(1.00)             $.58
         -----------------------------------------------------------------------

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


4)   Revenue Recognition

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

     Gain on sale of loans includes the recognition of unrealized gain that represents the initial difference between the allocated carrying amount and the fair market value of the interest-only strips receivable at the date of securitization.

     In April 1999, the FDIC requested that the Company obtain an independent analysis of its interest-only strips receivable net of the advanced intended to be repaid from the cash flow derived from such receivables. In May 1999, the Company obtained the new independent analysis requested by the FDIC, which arrived at a value by present valuing the future cash flows after repayment of any outstanding related residual financing. This approach differs from the Company's previous practice which arrived at a value by present valuing all future cash flows without regard to which portion would repay the residual financing and which portion would then be available to a willing buyer of the interest-only strips. Management believes the net of residual financing basis more accurately matches the risks associated with the cash flow related to the residual financing and its actual repayment. As as result of this change in accounting practice the Company has increased its interest-only strips receivable by $4,971,000 at March 31, 1999.

     Although the Company has not completed its analysis, management believes that a substantial portion, if not all, of the adjustment relates to 1998 and the change in accounting practice should be accounted for as a restatement. Accordingly, earnings in prior periods would be restated such that the ending shareholder equity at March 31, 1999 would be the same as if the adjustment had been incurred.

     The  following  table  compares  the  cash  flow  model  assumed   constant
prepayment rates ("CPR") on each of the following securitization pools with life-to-date prepayment rates on each of those pools:


                                         INDEPENDENT
                                         REPORT               ANNUALIZED
      POOL                               MODEL CPR        LIFE-TO-DATE CPR (1)
      ----                               ---------        --------------------

      Aames 1996-D                       32.3%                     31.1%
      Advanta 1997-1                     29.2%                     29.8%
      Advanta 1997-2                     29.3%                     25.4%
      Advanta 1997-3                     29.5%                     24.6%
      Advanta 1997-4                     29.1%                     23.3%
      PacificAmerica 1997-1 (2)          29.1%                     19.6%
      PacificAmerica 1998-1              28.9%                     19.5%
      Advanta 1998-1                     29.7%                     21.9%
      Advanta 1998-2                     28.8%    (3)              13.6%
      Advanta 1998-3                     29.4%    (3)              11.9%
      Advanta 1998-4                     28.0%    (3)              6.6%
      PacificAmerica 1998-2              28.5%    (3)              13.1%
      Advanta 1999-1                     29.1%    (3)                   (4)

     (1)  Annualized life-to-date data for all pools is as of March 31, 1999.

     (2) This pool was formed in December 1997. All other pools were formed in the quarter of the year in the order in which they are numbered.

     (3) Fixed rate component ramps over 12 months, variable rate component is static from month one.

     (4)  Not available due to recent age of loans.


     The Company's current cash flow model further assumes a 50 basis point annual loss rate (after a 12 month ramp) on each of its Pools except for Advanta 1997-1 which assumes a 75 basis point annual rate and Aames 1996-4 which assumes a 225 basis point annual loss rate. As of March 31, 1999 the actual annual loss rates for the pools were as follows: Aames 1996-4 (133 basis points), Advanta 1997-1 (70 basis points), Advanta 1997-2 (31 basis points), Advanta 1997-3 (36 basis points), Advanta 1997-4 (23 basis points), Advanta 1998-1 (17 basis points), PacificAmerica 1997-1 (7 basis points), PacificAmerica 1998-1 (5 basis points), PacificAmerica 1998-2 (1 basis point). The other pools have not experienced any loan losses to date. In addition, the Company's cash flow model assumes a 15% discount rate on estimated cash flows after repayment of the related residual financing on each of its pools.

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


4)   Revenue Recognition (continued)

     On a quarterly basis, management determines if any adjustments are necessary to the recorded fair market value of the interest-only strips receivable based on current market conditions, including changes in interest rates, real property values, market conditions and other factors. Increases or decreases in the fair value of each interest-only strip receivable will be made quarterly if the recorded value of this receivable exceeds the determined fair value of the receivable.

5)  Comprehensive Income (Loss)

     The Company did not have other components of comprehensive income (loss) other than net income (loss) during the three months ended March 31, 1999 and 1998. The adjustment of its interest-only strips receiveable at March 31, 1999 was not included in comprehensive loss since management believes that a substantial portion of the adjustment relates to 1998 (Note 4). As a result, comprehensive income (loss) is the same as net income (loss).

     The Company intends to continue to obtain annual as well as quarterly independent present value calculation of its interest-only strip receivable to provide additional assurance regarding the recorded fair value of its interest-only strips receivable.

6)   Reclassifications

     Certain reclassifications of balances from prior years have been made to conform to the current year's reporting format.

7)   Loans Receivable

     The following is a summary of Loans Receivable as of the date indicated below:

                                                                 3-31-99
                                                     -------------------
         Interest bearing loans                      $        26,979,000
         Deferred loan fees, net                                (186,000)
         Allowance for loan losses                              (844,000)
                                                     -------------------

         Total                                       $        25,949,000
                                                     ===================


         The following is a summary of Allowance for Loan Losses:

         Balance at 12-31-98                         $         (864,000)
         Additions to reserve                                  (654,000)
         Transferred to held for sale                           184,000
         Charge offs                                            490,000
                                                     ------------------

         Balance at 3-31-99                          $         (844,000)
                                                     ===================

8)   Subsequent Events

     On April 29, 1999, the Pacific Thrift entered into a mandatory forward commitment agreement with a nationally known finance lender, pursuant to which Pacific Thrift has agreed to sell to the purchaser an aggregate of not less than $120 million of home equity loans by November 30, 1999. To the extent that the total loans sold by the expiration date are less than $120 million, Pacific Thrift has agreed to pay a fee of .125 on the undelivered balance. The purchase price for loans will be paid in cash on the date of sale, in an amount based upon specified loan characteristics, using a competitive purchase price matrix that compares favorably to bulk loan sale prices generally available in the secondary loan market and is expected to be greater than the purchase price of individual loan pools sold by the Company in the first quarter of 1999. All loans sold will meet the purchaser's underwriting guidelines.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The unaudited interim consolidated financial statements should be read in conjunction with the historical consolidated financial statements and the related notes thereto of the Company filed with its Annual Report on Form 10-K for the year ended December 31, 1998.

     Except for historical information contained herein, statements in this report are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks include, among others: the report of the Company's independent accountants for the year ended December 31, 1998 includes an explanatory paragraph indicating that certain matters raise substantial doubt about the ability of the Company to continue as a going concern; the Company's principal operating subsidiary is currently operating under regulatory orders issued by the Federal Deposit Insurance Corporation which require it to raise additional capital (among other things) and comply with a specified plan to achieve Year 2000 readiness by June 30, 1999; the Company currently is unable to repay certain existing indebtedness owed to Merrill Lynch in accordance with its terms and may be unable to repay certain additional existing indebtedness which matures in January 2000; the Company has a high concentration of interest-only strips receivable; the Company has a risk of loss on the interest-only strips receivable resulting from differences between actual and assumed prepayments or loss experience; risk of further changes in accounting methods for gains on sale of loans for securitization; loan delinquencies and defaults; possible decline of collateral values for loans; fluctuation in interest rates; increased competition in the lending industry resulting in lower lending rates and/or reduced loan originations; and possible regulatory enforcement actions and legislative action. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for a more complete description of these factors.

Financial Condition

     Total consolidated assets of the Company decreased $21.3 million, or 8.5% to $228.9 million at March 31, 1999 from $250.2 million at December 31, 1998. The decrease resulted primarily from a decrease in cash and cash equivalents and loans held for sale, partially offset by an increase in loans receivable and interest-only strips receivable. Cash and cash equivalents decreased $24.9 million, or 59.6%, to $16.9 million at March 31, 1999 from $41.8 million at December 31, 1998. Loans receivable increased $16.5 million, or 175.5% to $25.9 million at March 31, 1999 from $9.4 million at December 31, 1998 due primarily from a transfer of loans held for sale to loans receivable. Loans held for sale decreased $15.5 million, or 21.3%, to $57.3 million at March 31, 1999 from $72.8 million at December 31, 1998 due primarily from a transfer to loans receivable from loans held for sale. Total interest-only strips receivable increased $4.8 million, or 4.1% to $121.4 million at March 31, 1999, from $116.6 million at December 31, 1998, primarily due to a change in the accounting practice used to value that portion of the estimated future cash flows from the receivable which is anticipated to be used to pay down advances received by the Company related to these receivables, until such time as the advances are repaid. Consistent with an independent report obtained by the Company in May 1999 concerning the present value calculation of the estimated future cash flows from the interest-only strips receivable net of repayment of advances, the Company has taken a discount rate on that portion of the anticipated cash flows which will be used to repay advances equal to the interest rate accrued on advances which the Company expects to repay with cash flow from the receivables. This has resulted in a reduction of the discount rate applied to that portion of the receivables from 15% (as used to determine the value of the gross interest-only strips receivable at December 31, 1998) to a discount rate on that portion of the cash flows to be used to repay advances equal to the actual interest rates charged on those advances (ranging from LIBOR plus 1% to LIBOR plus 2.5%, and a small portion which bears interest at 12.5% per annum) and a discount rate of 15% on that portion of the cash flow which the Company expects to receive after advances have been repaid (as used to determine the value of the interest-only strips receivable at March 31, 1999).

     Total liabilities decreased $20.8 million, or 9.2%, to $204.1 million at March 31, 1999 from $224.9 million at December 31, 1998, due to decreases in thrift certificates outstanding offset by an increase in notes payable. Thrift certificates decreased $21.6million, or 13.3% to $140.7 million at March 31, 1999 from $162.3 million at December 31, 1998. Management of Pacific Thrift and Loan Company ("Pacific Thrift"), the Company's primary operating subsidiary, has sought to reduce outstanding thrift certificates to improve Pacific Thrift's capital ratios in accordance with certain regulatory orders. See the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Item 1. "Business - Supervision and Regulation - Regulatory Actions". Notes payable increased $1.2 million, or 2.3%, to $54.2million at March 31,1999 from $53 million at December 31, 1998.

     Total stockholders' equity decreased $.5 million, or 2.0%, to $24.8 million at March 31, 1999 from $25.3 million at December 31, 1998, reflecting primarily the net loss from operations of $5.2 million in the first quarter of 1999, primarily offset by a change in accumulated comprehensive income of approximately $4.7 million due to the change in the value of the interest-only strips receiveable or described above.

Results of Operations

General

     The Company reported a net loss of $5.2 million, $(1.00) basic and diluted loss per share for the quarter ended March 31, 1999. For the comparable period of 1998, the Company reported net income of $3.1 million, $0.62 basic earnings per share and $0.58 diluted earnings per share. The decrease in net income was primarily due to the decrease in gain on sale of loans in the quarter ended March 31, 1999, partially offset by a decrease in noninterest expense. Loans originated for sale decreased $133.7 million, or 65.1%, to $71.8 million for the quarter ended March 31, 1999 from $205.5 million for the quarter ended March 31, 1998. The decrease was primarily due to the closure of the Company's wholesale operation in October 1998. Gain on sale of loans decreased $19.2 million, or 85.3% to $3.3 million for the quarter ended March 31, 1999, from $22.5 million for the quarter ended March 31,1998 due primarily to the reduction in loan origination and the change in the Company's secondary marketing of loans from securitization in the first quarter of 1998 to whole loan sales in the first quarter of 1999 and a general decline in whole loan sale prices which began in the third quarter of 1998. Noninterest expense decreased $8.9 million, or 52%, to $8.2 million for the quarter ended March 31, 1999 from $17.1 million for the quarter ended March 31, 1998. This decrease was also due to the closure of the Company's wholesale operation in October 1998.

     As stated in the Company's Annual Report on Form 10-K, management believes that the Company may return to profitable operations (excluding any positive or negative adjustments in the valuation of the interest-only strips receivable) at current loan sale price levels, provided that it increases the average volume of loans originated and sold to approximately $31 million per month for the remainder of the year. The Company has not yet reached this level of monthly loan origination or sales as of the date of this Report, and there can be no assurance that the Company will achieve these levels of operations. In addition, as a result of the net loss from operations incurred by the Company through the first quarter of 1999, management currently anticipates that the Company will report a net loss from operations for the year ending December 31, 1999, even if the Company is able to operate profitably for the remainder of the year.

Interest Income

     Total interest income decreased $1.3million, or 40.6%, to $1.9 million for the quarter ended March 31, 1999 from $3.2 million for the quarter ended March 31, 1998 due to the decrease in loan originations. Total interest expense decreased $.1 million, or 4.8%, to $2.0 million for the quarter ended March 31, 1999 from $2.1 million for the quarter ended March 31, 1998 due the payoff in the warehouse line of credit and thrift deposits. Net interest income before provision for loan losses decreased $1.2million, or 109.1%, to ($.1) million for the quarter ended March 31, 1999 from $1.1 million for the quarter ended March 31, 1998.

Provision for Loan Losses

     The provision for loan losses decreased $.7 million, or 50%, to $.7 million for the quarter ended March 31, 1999, from $1.4million for the quarter ended March 31, 1998. The total allowance for loan losses was $.8 million at March 31, 1999, compared to $.9 million at December 31, 1998. The adequacy of the allowance for loan losses is based on a variety of factors, including the size of the Company's loan portfolio, which does not include loans held for sale, loan classifications and underlying loan collateral values, and is not directly proportional to the level of nonperforming portfolio loans. The ratio of nonaccrual portfolio loans past due 90 days or more ($4.6 million) to total portfolio loans ($27 million) was 17% at March 31, 1999, compared to a ratio of 21.9%of nonaccrual loans past due 90 days or more ($2.3 million) to total portfolio loans ($10.5million) at December 31, 1998. The decrease in the ratio was caused by an increase in loan portfolio that is partially offset by an increase in the amount of loans on nonaccrual. The increase in loans portfolio was primarily due to the transfer of loans held for sale into loans receivable.

Noninterest Income

     Total noninterest income decreased $19.3 million, or 84.6%, to $3.5 million for the quarter ended March 31, 1999 from $22.8 million for the quarter ended March 31, 1998. The primary source of noninterest income is gain on sale of loans originated for sale, which decreased $19.2 million, or 85.3%, to $3.3 million for the quarter ended March 31, 1999 from $22.5 million for the quarter ended March 31, 1998, due to the decrease in volume of loans sold in 1999 which was primarily due to the closure of the Company's wholesale operation in October 1998.

Noninterest Expense

     Noninterest expense decreased by $8.9 million, or 52.0%, to $8.2 million for the quarter ended March 31, 1999 from $17.1million for the quarter ended
March 31, 1998, due primarily to decreases in salaries, employee benefits and personnel services and general and administrative expenses related to the closure of the Company's wholesale operation in October 1998. Salaries, employee benefits and personnel services decreased $5.1 million, or 58.0%, to $3.7million for the quarter ended March 31,1999 from $8.8million for the quarter ended March 31, 1998. General and administrative expenses, which includes rent, appraisal fees, and telemarketing costs, decreased $3.9 million, or 48.1%, to $4.2 million for the quarter ended March 31, 1999, from $8.1 million for the quarter ended March 31, 1998.

Provision for Income Taxes

     For the quarter ended March 31, 1999 there was an income tax benefit of $.3 million versus an income tax provision of $2.3 million for the quarter ended March 31, 1998.

Liquidity and Capital Resources

     The primary sources of the Company's liquidity are cash and cash equivalents maintained by Pacific Thrift in connection with its deposit-taking activities and proceeds from sale of loans. At March 31, 1999, cash and cash equivalents totaled $16.9 million compared to $41.8 million at December 31, 1998.

     Management of Pacific Thrift is able to regulate the inflow of funds from thrift certificates by adjusting interest rates to amounts slightly above or below prevailing rates. In the first quarter of 1999, Pacific Thrift increased the outflow of funds from thrift certificates, thereby resulting in a
$21.6million decrease in outstanding thrift certificates to $140.7 million at March 31, 1999 from $162.3 million at December 31, 1998.

     Pacific Thrift is subject to certain leverage and risk-based capital adequacy standards applicable to FDIC-insured institutions. At March 31, 1999, Pacific Thrift was classified as significantly undercapitalized under FDIC regulations. In addition, Pacific Thrift is subject to certain outstanding regulatory orders which require Pacific Thrift to raise additional capital, limit lending activities, restrict asset growth and reduce the concentration of interest-only strips receivable, among other things. See the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Item 1. "Business - Supervision and Regulation -- Regulatory Actions."

     As indicated in the Statements of Cash Flows, the Company used $3.1 million in cash from operating activities, primarily for the origination of loans held for sale, from January 1, 1999 through March 31, 1999. The Company used $1.7 million from investing activities, primarily from the increase of loans receivable, and used $20.1 million from financing activities, primarily from the decrease in thrift certificates, from January 1, 1999 through March 31, 1999.

Year 2000 Compliance Information

     Pacific Thrift has prepared a Year 2000 Project Plan which will be used for all computer-related systems of the Company as a whole. The plan provides for four phases of implementation: assessment, renovation, testing and contingency planning. The Company has completed the assessment phases of the plan, including an analysis of mission critical and non-mission critical systems. The renovation phase of the Company's software systems has also been substantially completed. The Company's core operating systems have been upgraded to vendor provided Year 2000 compliant versions and are running on Year 2000 compliant hardware. The testing phase of the Year 2000 Project Plan has been 90% completed. The remaining mission critical systems should be tested and validated by May 31, 1999. The contingency planning phase will consist of the creation and validation of the business resumption contingency plan to address all actions to be taken in the event that any aspect of the Company's mission critical systems fails to operate properly on or after January 1, 2000. The contingency planning phase should be completed by June 30, 1999.

     An independent audit report of the Year 2000 project is expected to be completed by June 10, 1999 and the Company expects to be Year 2000 compliant by June 30, 1999.

     The Company has budgeted a total of $50,000 to complete its Year 2000 Project Plan, and does not anticipate that total expenses necessary to become Year 2000 compliant will be material.

     On March 1, 1999, Pacific Thrift entered into a stipulation and consent to an order issued by the FDIC related to Year 2000 readiness (the "Year 2000 Order"), the terms of which are described under the heading Item 1. Business -- Supervision and Regulation - Regulatory Actions. The Company believes that Pacific Thrift has taken actions required to be in compliance with the Year 2000 Order as of this date, but the FDIC has not verified such compliance as of this date.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company's disclosure about market risk. See the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Item 7A - "Quantitative and Qualitative Disclosures about Market Risk."

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings.

          For the quarter ended March 31, 1999, there were no material developments in litigation.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibit 27 - Financial Data Schedule

          (b)   Reports on Form 8-K.  None.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 24, 1999.


                              PACIFICAMERICA MONEY CENTER, INC.
                              (Registrant)



May 24, 1999                        JOEL R. SCHULTZ
                                    -----------------------------------
                                    Joel R. Schultz,
                                    President


May 24, 1999                        CHARLES J. SIEGEL
                                    -----------------------------------
                                    Charles J. Siegel,
                                    Chief Financial and Administrative Officer