Form 10-K/A
period 1998-12-31
PACIFICAMERICA MONEY CENTER INC
filed 1999-06-03
CIK 921623

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                       THE SECURITIES EXCHANGE ACT OF 1934

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
                         Commission file number 0-20897


                        PACIFICAMERICA MONEY CENTER, INC.
             (Exact name of Registrant as specified in its charter)

        Delaware                                 6162                          95-4465729
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [X] NO [_].

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_] .

     The number of shares of common stock of the Registrant outstanding as of March 15, 1999: 5,168,395 shares.

     The aggregate market value of the outstanding common stock of the Registrant held by non-affiliates of the Registrant, based on the market price at March 15, 1999 was approximately $2,342,521.

     The following items appearing in the Annual Report on Form 10-K for PacificAmerica Money Center, Inc. ("PAMM" or the "Company"), as originally filed April 15, 1999, are hereby amended:

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

     The following table illustrates the timing of the re-pricing of the Company's interest-sensitive assets and liabilities as of December 31, 1998. Management has made certain assumptions in determining the timing of re-pricing of such assets and liabilities. One of the more significant assumptions is that all of the Company's loans receivable held for sale will be sold in the first six months of 1999. In addition, the timing of re-pricing or maturity of the Company's residual interests in securitizations is based on certain prepayment and loss assumptions (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" for further details).

                                        INTEREST RATE
                                       SENSITIVITY AS
                                         OF DECEMBER
                                          31, 1998
                                         (DOLLARS IN
                                         THOUSANDS)
DESCRIPTION                               1 DAY TO          6 MOS.            1 TO 5         AFTER 5          TOTAL
-----------                                6 MOS.          TO 1 YR.           YEARS          YEARS
                                       ------------------------------------------------------------------------------
INTEREST-SENSITIVE
ASSETS:
Cash and Investments                      $  41,811        $       0        $       0       $       0       $  41,811
Loans Receivable                              7,494                0              414           2,394          10,302
Loans Held For Sale                          74,998                0                0               0          74,998
Interest-Only Strips Receivable               5,969           13,355           83,577          13,727         116,628
                                       ------------------------------------------------------------------------------
TOTAL INTEREST-SENSITIVE                    130,272           13,355           83,991          16,121         243,739
   ASSETS
                                       ------------------------------------------------------------------------------

INTEREST-SENSITIVE LIABILITIES:
Certificates Of Deposit                      55,297           72,246            4,785               0         132,328
Savings Accounts                             29,692                0                -               0          29,692
Notes Payable                                 4,028           12,313           36,234             557          53,132
                                       ------------------------------------------------------------------------------
TOTAL INTEREST-SENSITIVE                     89,017           84,559           41,019             557         215,152
   LIABILITIES
                                       ------------------------------------------------------------------------------
                                             41,255          (71,204)          42,972          15,564          28,587
EXCESS OF INTEREST-SENSITIVE ASSETS
OVER INTEREST-SENSITIVE LIABILITIES
                                       ------------------------------------------------------------------------------
                                             41,255          (29,949)          13,023          28,587          28,587
CUMULATIVE NET INTEREST SENSITIVE GAP
                                       ------------------------------------------------------------------------------

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

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Net Interest Income Analysis" and "--Certain Accounting Considerations."


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

                                                  Actual Annual
                                                  Compensation
                                                                                        Securities
                                                                                        Underlying        All Other
Name and Principal Position            Year       Salary($)(1)        Bonus($)         Options(#)(2)     Compensation
---------------------------            ----       ------------        --------         -------------     ------------

Joel R. Schultz(3)                     1998        $  511,834            -0-              100,000            -0-
Chief Executive Officer of             1997        $  235,000        $1,633,728            30,000        $    4,750
The Company and Pacific Thrift         1996        $  450,704        $  222,750            96,000        $    4,500

Richard D. Young(4)                    1998        $  443,509            -0-               -0-           $  378,039
(Former) President and Chief           1997        $  235,000        $1,478,050             6,000        $    4,750
Operating Officer of Pacific           1996        $  247,583        $  354,750           100,000        $    4,500
Thrift, and Senior Executive Vice
President of the Company

Frank Landini(5)                       1998        $  341,333            -0-               -0-           $  204,800
(Former) Executive Vice President      1997        $  163,200        $  637,008            -0-           $    4,750
-Wholesale Lending Division of         1996        $  184,600        $  207,112            36,000        $    4,190
 Pacific Thrift

Charles J. Siegel,                     1998        $  214,422            -0-               -0-               -0-
Chief Financial Officer of             1997        $  201,798        $  125,000            15,000        $    4,750
The Company and Pacific Thrift         1996        $  163,577        $   51,667            26,000        $    4,500

Norman A. Markiewicz                   1998        $  155,072            -0-               -0-               -0-
Executive Vice President               1997        $  146,707            -0-               -0-           $    4,147
of the Company and Pacific Thrift      1996        $  172,500            -0-               18,000        $    4,500

----------

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

(4) Mr. Richard Young resigned his positions with the Company and all of its subsidiaries on January 11, 1999. Bonus amount for 1997 includes the value of 22,766 shares of Common Stock paid by the Company in lieu of a portion of the cash bonus earned under an employment agreement, based on the fair market value of the shares on the date paid, plus a $174,102 promissory note payable in two semi-annual installments six months and one year after issuance, bearing interest at the Bank of America prime rate. See "--Employment Agreements." Bonus amounts for each of 1996 and 1997 include amounts earned for the year reported but paid in the following year. Bonus amount for 1996 consists of a bonus of $107,000 paid in 1996 for the period prior to the Restructuring, a special discretionary bonus of $25,000 paid after the Restructuring and a bonus of $222,750 accrued for in 1996 under an employment agreement entered into effective as of the closing date of the Restructuring Date and paid in 1997. Other compensation for 1998 represent the accrual for the execution by Mr. Young on January 11, 1999 of severance of his employment agreement with the Company.

(5) Mr. Landini resigned his position with Pacific Thrift on October 27, 1998. His salary included a severance payment of $200,000, representing six months salary. Bonus amount for 1997 consisted of a bonus of $637,008 accrued for 1997, of which 75% was paid in January 1998 and 25% is due to be paid in January 2000 under his employment agreement. Bonus amount for 1996 consists of a bonus of $182,112 accrued for 1996, of which 75% was paid in January 1997 and 25% is due to be paid in January 1999 under his employment agreement, and a special discretionary bonus of $25,000 paid after the Restructuring. Other compensation for 1998 represents severance payments made to Mr. Landini. See "-- Employment Agreements."

Item 8. Financial Statements and Supplementary Data

     Schedule II of the Consolidating Schedule - Operations for the Year Ended December 31, 1998, is hereby replaced with the amended Schedule II appearing below:



                                    Schedule
                       Consolidating Schedule- Operations



                                               PacificAmerica Money Center, Inc.
                                                                and Subsidiaries

                                                                     Schedule II
                                             Consolidating Schedule - Operations
                                                    Year Ended December 31, 1998
                                                                     (Continued)

================================================================================


                                            Pacific-       Pacific        Pacific-    Pacific-    Reclassifying and
                                            America         Thrift        America     America    Eliminating Entries
                                             Money         and Loan        Money     Securities, -------------------
                                          Center Inc.      Company      Centers, Inc.   Inc.       Dr            Cr   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest expense
   Salaries and employee benefits          1,194,000      32,597,000        375,000     --           --           --    34,166,000
   General and administrative expenses     2,574,000      24,871,000        277,000     --           --       71,000    27,651,000
   Occupancy expense                         749,000       2,141,000         57,000     --           --           --     2,947,000
   Operations of other real estate                --         153,000        (29,000)    --           --           --       124,000
   Depreciation and amortization              31,000         941,000          2,000     --           --           --       974,000
   Restructuring charge                      896,000       2,576,000         64,000     --           --           --     3,536,000
-----------------------------------------------------------------------------------------------------------------------------------

Total noninterest expense                  5,444,000      63,279,000        746,000     --           --       71,000    69,398,000
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes        (33,686,000)     (8,663,000)      (901,000)    --    3,913,000   11,685,000   (35,478,000)

Income tax expense (benefit)              (9,198,000)     (2,471,000)       679,000     --           --           --   (10,990,000)
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                $(24,488,000)   $ (6,192,000)   $(1,580,000)  $ --   $3,913,000  $11,685,000  $(24,488,000)
===================================================================================================================================


See report of independent certified public accountants and notes to consolidated financial statements.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this Amendment to the Annual Report on Form 10-K for the year ended December 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 6, 1999.

                                    PACIFICAMERICA MONEY CENTER, INC.



                                    By:   /S/ JOEL R. SCHULTZ
                                       -------------------------------------
                                    Joel R. Schultz, Chief Executive Officer