Form 10-Q
period 1999-06-30
PACIFICAMERICA MONEY CENTER INC
filed 1999-11-03
CIK 921623

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                QUARTERLY REPORT

                              ---------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
     __________

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____.

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 1999 and December 31, 1998


                                                  (Unaudited)
                                                    June 30,        December 31,
                                                      1999              1998
                                                  ------------      ------------
Assets

Cash & cash equivalents                           $ 20,320,000      $ 41,811,000
Restricted cash                                         66,000           582,000
Accounts receivable, net                               447,000           132,000
Interest receivable                                    679,000         1,315,000
Receivables from related parties                          --             215,000
Loans receivable, net  (Note 7)                     33,404,000         9,444,000
Loans held for sale, net                            36,993,000        72,814,000
Interest-only strips receivable                    120,908,000       116,628,000
Other real estate owned                                658,000           219,000
Property and equipment, net                          3,932,000         4,421,000
Other assets                                         1,865,000         2,633,000
                                                  ------------      ------------
                                                  $219,272,000      $250,214,000
                                                  ============      ============

Liabilities and Stockholders' Equity

  Thrift certificates payable
    Full-paid certificates                        $102,132,000      $132,618,000
    Installment certificates                        32,531,000        29,692,000
                                                  ------------      ------------
  Total thrift certificates payable                134,663,000       162,310,000
  Accounts payable and accrued expenses              3,409,000         5,003,000
  Accrued interest payable                           4,192,000         3,303,000
  Notes payable                                     54,173,000        52,958,000
  Note payable - related party                         475,000           174,000
  Deferred income taxes, net                         1,027,000         1,185,000
                                                  ------------      ------------
                                                   197,939,000       224,933,000
                                                  ------------      ------------

Stockholders' Equity                                21,333,000        25,281,000
                                                  ------------      ------------
                                                  $219,272,000      $250,214,000
                                                  ============      ============

  See accompanying Notes to Consolidated Financial Statements and Management's
    Discussion and Analysis of Financial Condition and Results of Operations

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
              For Three and Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)


                                                                    Three Months Ended                     Six Months Ended
                                                              -------------------------------       -------------------------------
                                                                 June 30,          June 30,           June 30,           June 30,
                                                                   1999              1998               1999               1998
                                                              ------------       ------------       ------------       ------------
Interest Income:
  Interest and fees on loans receivable                       $  2,108,000       $  3,429,000       $  4,218,000       $  6,382,000
  Interest on cash equivalents                                     186,000            133,000            364,000            403,000
                                                              ------------       ------------       ------------       ------------
          Total interest income                                  2,294,000          3,562,000          4,582,000          6,785,000

Interest Expense:
  Interest on thrift certificates greater than $100,000             11,000             33,000             18,000             84,000
  Interest on other thrift certificates                          1,886,000          1,797,000          3,854,000          3,593,000
  Interest on notes payable                                         96,000          1,304,000            174,000          1,573,000
                                                              ------------       ------------       ------------       ------------
          Total interest expense                                 1,993,000          3,134,000          4,046,000          5,250,000

          Net interest income                                      301,000            428,000            536,000          1,535,000
Provision for loan losses                                        1,110,000          1,840,000          1,763,000          3,231,000
                                                              ------------       ------------       ------------       ------------
          Net interest after provision for loan losses            (809,000)        (1,412,000)        (1,227,000)        (1,696,000)
                                                              ------------       ------------       ------------       ------------

Noninterest income:
  Other income                                                     156,000            324,000            453,000            383,000
  Gain on sale of loans                                          3,997,000         27,983,000          7,777,000         50,135,000
                                                              ------------       ------------       ------------       ------------
          Total noninterest income                               4,153,000         28,307,000          8,230,000         50,518,000
                                                              ------------       ------------       ------------       ------------
Noninterest expense:
  General and administrative                                     3,409,000          8,586,000          7,640,000         16,079,000
  Salaries, employee benefits and personnel services             4,242,000          9,641,000          8,774,000         18,458,000
  Depreciation and amortization                                    230,000            241,000            586,000            441,000
  Expenses on real estate acquired in settlement of loans           16,000             35,000             30,000             82,000
  Net (gain) loss on sales of real estate acquired
    in settlement of loans                                            --                7,000              1,000             19,000
                                                              ------------       ------------       ------------       ------------
          Total noninterest expense                              7,897,000         18,510,000         17,031,000         35,079,000
                                                              ------------       ------------       ------------       ------------
          Income (loss) before tax provision                    (4,553,000)         8,385,000        (10,028,000)        13,743,000

  Tax provision (benefit)                                         (497,000)         3,563,000           (821,000)         5,814,000
                                                              ------------       ------------       ------------       ------------
          Net income (loss)                                   $ (4,056,000)      $  4,822,000       $ (9,207,000)      $  7,929,000
                                                              ============       ============       ============       ============

Basic earnings (loss) per share                               $      (0.78)      $       0.95       $      (1.77)      $       1.57

Diluted earnings (loss) per share                             $      (0.78)      $       0.90       $      (1.77)      $       1.48

  See accompanying Notes to Consolidated Financial Statements and Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)


                                                                     Six Months Ended
                                                            ---------------------------------
                                                               June 30,            June 30,
(Increase) Decrease in Cash and Cash Equivalents                 1999                1998
------------------------------------------------            -------------       -------------
Cash flows from operating activities:
Net income (loss)                                           $  (9,207,000)      $   7,929,000
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                   586,000             441,000
  Provision for loan losses                                     1,763,000           3,231,000
  Marked to market valuation adjustment                           399,000                --
  Provision for OREO losses                                       (25,000)             95,000
  Net (gain) on sales of real estate
    acquired in settlement of loans                                (1,000)            (76,000)
  Proceeds from sale of loans originated for sale             144,019,000         489,834,000
  Origination of loans held for sale                         (132,060,000)       (492,163,000)
Net change in assets and liabilities
  Restricted cash                                                 516,000                --
  Investments                                                        --           (52,268,000)
  Accounts receivable                                            (315,000)          2,189,000
  Related party receivable                                        215,000                --
  Interest receivable                                             636,000             (74,000)
  Interest-only strips receivable                                 718,000        (56,531,000)
  Amortization of interest-only strips receivable                    --             2,214,000
  Other assets                                                    768,000          (1,594,000)
  Accounts payable, accrued expenses,
  interest payable, and deferred taxes payable                   (863,000)          5,071,000
                                                            -------------       -------------
Net cash provided by (used in) operating activities             7,149,000         (91,702,000)
                                                            -------------       -------------

Cash flows from investing activities:
 Proceeds from sale of loans receivable                         1,613,000          14,403,000
 Proceeds from sale of other real estate                          145,000           1,622,000
 Net change in loans receivable                                (4,431,000)         (6,595,000)
 Purchases of property and equipment                              (97,000)         (1,809,000)
                                                            -------------       -------------
Net cash provided by (used in) investing activities            (2,770,000)          7,621,000
                                                            -------------       -------------

Cash flow from financing activities:
  Net change in thrift certificates                           (27,647,000)          3,454,000
  Proceeds from stock issuance                                     61,000           1,038,000
  Proceeds from notes payable                                   1,415,000          20,316,000
  Proceeds from notes payable-related party                       301,000                --
                                                            -------------       -------------
Net cash provided by (used in) financing activities           (25,870,000)         24,808,000
                                                            -------------       -------------

Net (decrease) in cash and cash equivalents                   (21,491,000)        (59,273,000)

Cash and cash equivalents at beginning of period               41,811,000          66,090,000
                                                            -------------       -------------
Cash and cash equivalents at end of period                  $  20,320,000       $   6,817,000
                                                            =============       =============

  See accompanying Notes to Consolidated Financial Statements and Management's
    Discussion and Analysis of Financial Condition and Results of Operations.

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1)   General

     The Company delayed the completion of its financial statements for the quarter ended June 30, 1999, due to a review of the methodology used by Pacific Thrift and Loan, the Company's primary operating subsidiary ("Pacific Thrift"), to value its interest-only strips receivable. The review was deemed necessary by the Company in response to certain criticisms raised by the Federal Deposit Insurance Corporation ("FDIC") in the loss rate assumptions used to calculate the fair value of the asset. The Company ultimately determined to continue essentially the same discounted cash flow methodology as it has historically used to determine the fair value of this asset, after consultation with its independent expert. Using this methodology, the Company has determined that the fair value of the interest-only strips receivable has increased by approximately $890,000 at June 30, 1999 from the valuation at March 31, 1999. Users of this financial information should be aware, however, that the FDIC continues to disagree with the valuation methodology used by Pacific Thrift, and the FDIC notified Pacific Thrift in October 1999 that it has determined based on their valuation methodology under which it has found the value of Pacific Thrift's interest-only strips receivable to be $7.1 million less than the fair value determined by the Company. As a result of its valuation, the FDIC has determined that Pacific Thrift is critically undercapitalized, as further discussed in this Report under the heading Item 5. Other information. Users are urged to read Item
5. Other Information regarding the FDIC's valuation of the interest-only strips receivable and the resulting downgrade of Pacific Thrift's capital classification to "critically undercapitalized" as a result of such valuation.

     The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments (all of which are of a normal recurring nature) which are necessary to fairly state the Company's financial position, its cash flows and the results of its operations. On a quarterly basis, management determines if any adjustments are necessary to the recorded fair value of the interest-only strips receivable based on current market conditions, including changes in interest rates, real property values, market conditions and other factors. Increases or decreases in the fair value of each interest-only strip receivable will be made quarterly if the recorded value of this receivable differs from the determined fair value of the receivable. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosure contained in the Company's most recent annual report have been omitted. The interim financial information herein is not necessarily representative of operations for a full year for various reasons including changes in interest rates, volume of loans originated and loans paid off.

2)   Adoption of New Accounting Policies

     On January 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, (SFAS 134) which is an amendment of FASB Statement No. 65.

     FASB Statement No. 65, Accounting for Certain Mortgage Banking Activities, establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise.

     Statement No. 65, as amended by FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities as a trading security. This Statement further amends Statement No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those investments. This conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise.

     In the first quarter on 1999, the Company reclassified its interest-only strips receivable, which arose as a result of the securitization of mortgage loans held for sale, from the trading security category to the available for sale category.

     Statement   No.  134  permitted  a  one-time   opportunity   to  reclassify
mortgage-backed securities and other beneficial interests from the trading category, without regard to the restriction in paragraph 15 of Statement No.
115. That opportunity was available only on the date this Statement was initially applied. Transfers from the trading category that result from implementing this Statement should be accounted for in accordance with paragraph 15(a) of Statement No. 115, that is, the unrealized gain or loss at the date of transfer will have already been recognized in earnings and should not be reversed. Accordingly, from January 1, 1999, unrealized gains and losses for interest-only strips receivable are excluded from earnings and reported as net amounts in a separate component of stockholders' equity until realized.

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

                                             Three Months Ended June 30,         Six Months Ended June30,
                                           -----------------------------      -----------------------------
                                               1999              1998             1999              1998
                                           -----------       -----------      -----------       -----------
     Income (numerator):
     Net income (loss)                     $(4,056,000)      $ 4,822,000      $(9,207,000)      $ 7,929,000
                                           -----------       -----------      -----------       -----------

     Shares (denominator):
     Weighted average common
       shares outstanding for basic
       earnings per share                    5,229,576         5,068,250        5,198,986         5,043,347

     Effect of dilutive common shares
       Subscriber warrants                        --              23,283             --              28,568
       Options                                    --             285,282             --             278,804
                                           -----------       -----------      -----------       -----------

     Diluted common shares                   5,229,576         5,376,815        5,198,986         5,350,719
                                           -----------       -----------      -----------       -----------

     Basic earnings (loss) per
       common share                        $     (0.78)      $      0.95      $     (1.77)      $      1.57
                                           -----------       -----------      -----------       -----------

     Diluted earnings (loss) per
       common share                        $     (0.78)      $      0.90      $     (1.77)      $      1.48
                                           -----------       -----------      -----------       -----------

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

     On April 29, 1999, Pacific Thrift entered into a mandatory forward commitment agreement with a nationally known finance lender, pursuant to which Pacific Thrift has agreed to sell to the purchaser an aggregate of $108 to $132 million of home equity loans by November 30, 1999. As of June 30, 1999, Pacific Thrift had sold approximately $34.6 million of loans under this agreement; by October 31, 1999 Pacific Thrift had sold an aggregate of approximately $96.8 million of loans to this purchaser.

     To the extent that the total loans sold by the expiration date are less than $108 million, Pacific Thrift has agreed to pay a fee of 0.125% on the difference between the undelivered balance and $108 million. The purchase price for loans will be paid in cash on the date of sale, in an amount based upon specified loan characteristics, using a competitive purchase price matrix that compares favorably to bulk loan sale prices generally available in the secondary loan market and is expected to be greater than the purchase price of individual loan pools sold by the Company in the first quarter of 1999. All loans sold will meet the purchaser's underwriting guidelines.

     In April 1999, the FDIC requested that the Company obtain an independent analysis of its interest-only strips receivable net of the advance intended to be repaid from the cash flows derived from such receivables. In May 1999, the Company obtained the new independent analysis for the first quarter ended March 31, 1999, as requested by the FDIC, which derived a value by present valuing the future cash flows after repayment of any outstanding related residual financing. (Users of this Report should note that the FDIC notified Pacific Thrift in October 1999 of its disagreement with the valuation methodology used by Pacific Thrift to value the interest-only strips receivable, as discussed in Item 5 Other Information.) This approach differs from the Company's previous practice which arrived at a value by present valuing all future cash flows without regard to which portion would repay the residual financing and which portion would then be available to a willing buyer of the interest-only strips. Management believes the net of residual financing basis more accurately matches the risks associated with cash flow related to the residual financing and its actual repayment. Management believes that most, if not all of the March 31, 1999 adjustment relates to 1998 and the change in accounting practice should be accounted for as a restatement. Accordingly, earnings in prior periods would be restated such that the ending shareholder equity at June 30, 1999 would be the same if the adjustment had been incurred. The valuation adjustment at June 30, 1999 was $.6 million (net of $.3 million in taxes) and was accounted for in accordance with SFAS #134 and SFAS #115 with an entry to a separate component of stockholders' equity.

     The following table shows actual constant prepayment rates ("CPR") on each of the following securitization pools and actual annualized losses:

     POOL                     ACTUAL CPR(1)    ASSUMED CPR(2)   ACTUAL LOSSES(3)
     ----                     -------------    -------------    ----------------
     Aames 1996-D(4)              33.2%            27.2%              1.37%
     Advanta 1997-1               32.3%            27.2%              0.91%
     Advanta 1997-2               29.8%            27.1%              0.43%
     Advanta 1997-3               27.2%            27.4%              0.57%
     Advanta 1997-4               27.1%            27.5%              0.53%
     Advanta 1998-1               26.6%            27.6%              0.26%
     Advanta 1998-2               19.8%            27.6%              0.13%
     Advanta 1998-3               17.2%            27.8%              0.09%
     Advanta 1998-4                6.8%            26.9%              0.00%
     Advanta 1999-1               21.2%            27.9%              0.00%
     PacificAmerica 1997-1(4)     27.8%            27.8%              0.15%
     PacificAmerica 1998-1        28.8%            27.7%              0.14%
     PacificAmerica 1998-2        22.3%            27.4%              0.03%

     (1)  Annualized life-to-date actual data for all pools as of June 30, 1999.

     (2) The independent valuation report assumes a CPR based on a curve. Amounts shown are the terminal CPR's after the curve has peaked from the maximum CPR of as high as 50% in certain pools.

     (3) Annualized life-to-date actual losses for all pools as of June 30, 1999. Assumed loss rates are 0.90% in all the pools except Aames 96-D which is 2.25%.

     (4)  All pools were formed in the quarter of the year in the order in which
          they  are  numbered.   Aames  1996-D  was  formed  in  December  1996.
          PacificAmerica 1997-1 was formed in December, 1997.

               PACIFICAMERICA MONEY CENTER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


5)   Comprehensive Income (Loss)

     The Company did not have other components of comprehensive income (loss) other than the net income (loss) during the three and six months ended June 30, 1999 and 1998. The adjustment of its interest-only strips receivable at March 31, 1999 was not included in comprehensive loss since management believes that a substantial portion of the adjustments relates to 1998 (Note 4). As a result, comprehensive income (loss) is the same as net income (loss).

6)   Reclassifications

     Certain reclassifications of balances from prior years have been made to conform to the current year's reporting format.

7)   Loans Receivable

     The following is a summary of Loans Receivable as of the date indicated below:

                                                     6-30-99
                                                 -----------
     Interest bearing loans                      $35,197,000
     Deferred loan fees, net                         (79,000)
     Allowance for loan losses                    (1,714,000)
                                                 -----------
     Total                                       $33,404,000
                                                 ===========

     The following is a summary of Allowance for Loan Losses:

     Balance at 12-31-98                         $  (864,000)
     Additions to reserve                         (1,763,000)
     Charge offs                                     913,000
                                                 -----------
     Balance at 6-30-99                          $(1,714,000)
                                                 ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The unaudited interim consolidated financial statements should be read in conjunction with the historical consolidated financial statements and the related notes thereto that the Company filed with its Annual Report on Form 10-K for the year ended December 31, 1998.

     Except for historical information contained herein, statements in this report are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks include, among others: Pacific Thrift has been classified as "critically undercapitalized" by the FDIC based upon the FDIC's valuation of the interest-only strips receivable held by Pacific Thrift, and has further been ordered by the California Department of Financial Institutions to correct a net worth deficiency, and is subject to further regulatory action which could be materially adverse to its business, as further discussed in Item 5 hereof. The Company's independent accountants for the year ended December 31, 1998 included an explanatory paragraph indicating that certain matters raise substantial doubt about the ability of the Company to continue as a going concern. The Company currently is unable to repay certain existing indebtedness owed to Merrill Lynch in accordance with its terms and may be unable to repay certain additional existing indebtedness which matures in January 2000. The Company has a high concentration of interest-only strips receivable and has a risk of loss on such interest-only strips receivable resulting from differences between actual and assumed prepayments or loss experience. See Item 5 Other Information in this Report and See Item 7.
"Management's Discussion and Analysis of Financial Condition and Results of Operations Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for a more complete description of these factors.

Financial Condition

     Total consolidated assets of the Company decreased $30.9 million, or 12.4% to $219.3 million at June 30, 1999 from $250.2 million at December 31, 1998. The decrease was due primarily from a decrease in cash and cash equivalents and loans held for sale, partially offset by an increase in loans receivable and interest-only strips receivable. Cash and cash equivalents decreased $21.5 million, or 51.4%, to $20.3 million at June 30, 1999 from $41.8 million at December 31, 1998. Loans receivable increased $24.0 million, or 255.3% to $33.4 million at June 30, 1999 from $9.4 million at December 31, 1998 due primarily to a transfer of loans held for sale to loans receivable. Loans held for sale decreased $35.8 million, or 49.2%, to $37.0 million at June 30, 1999 from $72.8 million at December 31, 1998 due primarily to transfer to loans receivable from loans held for sale. Total interest-only strips receivable increased $4.3 million, or 3.7% to $120.9 million at June 30, 1999, from $116.6 million at December 31, 1998, primarily due to a change in the accounting practice used to value that portion of the estimated future cash flows from the receivable which is anticipated to be used to pay down advances received by the Company related to these receivables, until such time as the advances are repaid. Consistent with an independent report obtained by the Company in May 1999 for the first quarter ended March 31, 1999 concerning the present value calculation of the estimated future cash flows from the interest-only strips receivable net of repayment of advances, the Company has taken a discount rate on that portion of the anticipated cash flows which will be used to repay advances equal to the interest rate accrued on advances which the Company expects to repay with cash flow from the receivables. This has resulted in a reduction of the discount rate applied to that portion of the receivables from 15% (as used to determine the value of the gross interest-only strips receivable at December 31, 1998) to a discount rate on that portion of the cash flows to be used to repay advances equal to the actual interest rates charged on those advances (ranging from LIBOR plus 1.0% to LIBOR plus 2.5%, and a small portion which bears interest at 12.5% per annum) and a discount rate of 15% on that portion of the cash flow which the Company expects to receive after advances have been repaid. Management believes the net of residual financing basis more accurately matches the risks associated with cash flow related to the residual financing and it's actual repayment.

     On a quarterly basis, management determines if any adjustments are necessary to the recorded fair value of the interest-only strips receivable based on current market conditions, including changes in interest rates, real property values, market conditions and other factors. Increases or decreases in the fair value of each interest-only strip receivable will be made quarterly if the recorded value of this receivable differs from the determined fair value of the receivable. Consistent with the independent valuation report received in October 1999 for the second quarter ended June 30, 1999, the fair value of the interest-only strips receivable increased by $.9 million. In accordance with SFAS No. 134 and SFAS No. 115, the net of tax amount of $.6 million was recorded to a separate component of stockholders' equity.

     Total liabilities decreased $27.0 million, or 12.0%, to $197.9 million at June 30, 1999 from $224.9 million at December 31, 1998, due to decreases in thrift certificates outstanding partially offset by an increase in notes payable. Thrift certificates decreased $27.6 million, or 17.0% to $134.7 million at June 30, 1999 from $162.3 million at December 31, 1998. Management of Pacific Thrift has sought to reduce outstanding thrift certificates to improve Pacific Thrift's capital ratios in accordance with certain regulatory orders. See Item 5 Other Information and see the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Item 1. "Business - Supervision and Regulation - Regulatory Actions". Notes payable increased $1.2 million, or 2.3%, to $54.2 million at June 30, 1999 from $53.0 million at December 31, 1998.

     Total stockholders' equity decreased $4.0 million, or 15.8%, to $21.3 million at June 30, 1999 from $25.3 million at December 31, 1998, reflecting primarily the net loss from operations of $9.2 million in the first six months of 1999, offset by the change in value of the interest-only strips receivable as discussed above.

Results of Operations

General

     The Company reported a net loss of $4.1 million, $(0.78) basic and diluted loss per share, for the quarter ended June 30, 1999. For the comparable period of 1998, the Company reported net income of $4.8 million, $0.95 basic earnings per share and $0.90 diluted earnings per share. For the six months ended June 30, 1999, the Company reported a net loss of $9.2 million, $(1.77) basic and diluted loss per share. For the comparable six months of 1998, the Company reported net income of $7.9 million, $1.57 basic earnings per share and $1.48 diluted earnings per share. The decrease in net income was primarily due to the decrease in gain on sale of loans for the quarter and six months ended June 30, 1999, partially offset by a decrease in noninterest expense. Loans originated for sale decreased $225.6 million, or 78.7%, to $61.0 million for the quarter ended June 30, 1999 from $286.6 million for the quarter ended June 30, 1998, and decreased $360.1 million, or 73.2%, to $132.1 million for the six months ended June 30, 1999. These reductions were from $492.2 million for the six months ended June 30, 1998. The decrease was primarily due to the closure of the Company's wholesale operation in October 1998. Gain on sale of loans decreased $24.0 million, or 85.7% to $4.0 million for the quarter ended June 30, 1999, from $28 million for the quarter ended June 30, 1998 and decreased by $42.3, or 84.4%, to $7.8 million for the six months ended June 30, 1999, from $50.1 million for the six months ended June 30, 1998, due primarily to the reduction in loan origination resulting from the closure of the wholesale division, the change in the Company's secondary marketing of loans from securitization to whole loan sales in 1999 and a general decline in whole loan sale prices which began in the third quarter of 1998. Noninterest expense decreased $10.6 million, or 57.3%, to $7.9 million for the quarter ended June 30, 1999 from $18.5 million for the quarter ended June 30, 1998, and decreased by $18.1 million, or 51.6% to $17.0 million for the six months ended June 30, 1999 from $35.1 million for the six months ended June 30, 1998. This decrease was also due to the closure of the Company's wholesale operation in October 1998.

Net Interest Income

     Total interest income decreased $1.3 million, or 36.1%, to $2.3 million for the quarter ended June 30, 1999 from $3.6 million for the quarter ended June 30, 1998 and decreased $2.2 million, or 32.4% to $4.6 for the six months ended June 30, 1999 from $6.8 million at June 30, 1998 due to the decrease in loan originations. Total interest expense decreased $1.1 million, or 35.5%, to $2.0 million for the quarter ended June 30, 1999 from $3.1 million for the quarter ended June 30, 1998, and decreased by $1.3 million, or 24.5% to $4.0 million for the six months ended June 30, 1999 from $5.3 million for the six months ended June 30, 1998 due the payoff in the warehouse line of credit and a reduction in thrift deposits. Net interest income before provision for loan losses decreased $0.1 million, or 25.0%, to $0.3 million for the quarter ended June 30, 1999 from $0.4 million for the quarter ended June 30, 1998 and decreased by $1.0 million, or 66.7% to $0.5 million for the six months ended June 30, 1999 from $1.5 million for the six months ended June 30, 1998.

Provision for Loan Losses

     The provision for loan losses decreased $0.7 million, or 38.9%, to $1.1 million for the quarter ended June 30, 1999, from $1.8 million for the quarter ended June 30, 1998 and decreased by $1.4 million, or 43.8% to $1.8 million for the six months ended June 30, 1999 from $3.2 million for the six months ended June 30, 1998. The total allowance for loan losses was $1.7 million at June 30, 1999, compared to $.9 million at December 31, 1998. The adequacy of the allowance for loan losses is based on a variety of factors, including the size of the Company's loan portfolio, which does not include loans held for sale, loan classifications and underlying loan collateral values, and is not directly proportional to the level of nonperforming portfolio loans. The ratio of nonaccrual portfolio loans past due 90 days or more ($4.6 million) to total portfolio loans ($35.2 million) was 13.1% at June 30, 1999, compared to a ratio of 21.9% of nonaccrual loans past due 90 days or more ($2.3 million) to total portfolio loans ($10.5 million) at December 31, 1998. The decrease in the ratio was caused by an increase in portfolio loans partially offset by the increase in nonaccrual loans.

Noninterest Income

     Total noninterest income decreased $24.1 million, or 85.2%, to $4.2 million for the quarter ended June 30, 1999 from $28.3 million for the quarter ended June 30, 1998 and decreased by $42.3 million, or 83.8% to $8.2 million for the six months ended June 30, 1999 from $50.5 million for the six months ended June 30, 1998. The primary source of noninterest income is gain on sale of loans originated for sale, which decreased $24.0 million, or 85.7%, to $4.0 million for the quarter ended June 30, 1999 from $28 million for the quarter ended June 30, 1998, and decreased by $42.3 million, or 84.4% to $7.8 million for the six months ended June 30, 1999 from $50.1 million for the six months ended June 30, 1998 due to the decrease in volume of loans sold in 1999 which was primarily due to the closure of the Company's wholesale operation in October 1998.

Noninterest Expense

     Noninterest expense decreased by $10.6 million, or 57.3%, to $7.9 million for the quarter ended June 30, 1999 from $18.5 million for the quarter ended June 30, 1998, and decreased by $18.1 million, or 51.6% to $17.0 million for the six months ended June 30, 1999 from $35.1 million for the six months ended June 30, 1998 due primarily to decreases in salaries, employee benefits and personnel services and general and administrative expenses related to the closure of the Company's wholesale operation in October 1998. Salaries, employee benefits and personnel services decreased $5.4 million, or 56.3%, to $4.2 million for the quarter ended June 30, 1999 from $9.6 million for the quarter ended June 30, 1998 and decreased by $9.7 million, or 52.4% to $8.8 million for the six months ended June 30, 1999 from $18.5 million for the six months ended June 30, 1998. General and administrative expenses, which includes rent, appraisal fees, and telemarketing costs, decreased $5.2 million, or 60.5%, to $3.4 million for the quarter ended June 30, 1999, from $8.6 million for the quarter ended June 30, 1998 and decreased by $8.5 million, or 52.8% to $7.6 million for the six months ended June 30, 1999 from $16.1 million for the six months ended June 30, 1998.

Provision for Income Taxes

     For the quarter ended June 30, 1999 there was an income tax benefit of $0.5 million versus an income tax provision of $3.6 million for the quarter ended June 30, 1998 and for the six months ended June 30, 1999 there was an income tax benefit of $0.8 million versus an income tax expense of $5.8 million for the six months ended June 30, 1998.

     The ability to utilize an income tax benefit is dependent up in the ability of the Company to earn net income against which to offset net operating losses. Accordingly, the Company must have a reasonable expectation of earning a profit in order to report income tax benefit from net operating losses. There can be no assurance that the Company will operate at a profit or the Company will be able to realize an income tax benefit from net operating losses. As of June 30, 1999, the Company has a valuation reserve of $3.4 million against its deferred tax assets.

Liquidity and Capital Resources

     The primary sources of the Company's liquidity are cash and cash equivalents maintained by Pacific Thrift in connection with its deposit-taking activities and proceeds from sale of loans. At June 30, 1999, cash and cash equivalents totaled $20.3 million compared to $41.8 million at December 31, 1998.

     Management of Pacific Thrift is able to regulate the inflow of funds from thrift certificates by adjusting interest rates to amounts slightly above or below prevailing rates. In the second quarter of 1999, Pacific Thrift increased the outflow of funds from thrift certificates, thereby resulting in a $27.6 million decrease in outstanding thrift certificates to $134.7 million at June 30, 1999 from $162.3 million at December 31, 1998.

     Pacific Thrift is subject to certain leverage and risk-based capital adequacy standards applicable to FDIC-insured institutions. At June 30, 1999, Pacific Thrift was classified as critically undercapitalized under FDIC regulations. See Item 5 Other Information in this Report.

     As indicated in the Statements of Cash Flows, the Company generated $7.1 million in cash from operating activities, primarily for the proceeds from sale of loans held for sale, from January 1, 1999 through June 30, 1999. The Company used $2.8 million from investing activities, primarily from the increase of loans receivable, and used $25.9 million from financing activities, primarily from the decrease in thrift certificates, from January 1, 1999 through June 30, 1999.

Year 2000 Compliance Information

     Pacific Thrift has prepared a Year 2000 Project Plan which will be used for all computer-related systems of the Company as a whole. The plan provides for four phases of implementation: assessment, renovation, testing and contingency planning. The Company has completed all phases of the plan including the contingency planning phase which was completed by September 30, 1999.

     An internal audit of the Year 2000 Project was completed in July, 1999.

     The Company has budgeted a total of $40,000 to complete its Year 2000 Project Plan, and does not anticipate that total expenses necessary to become Year 2000 compliant will be material.

     On March 1, 1999, Pacific Thrift entered into a stipulation and consent to an order issued by the FDIC related to Year 2000 readiness (the "Year 2000 Order"), the terms of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 under the heading Item 1. "Business --Supervision and Regulation - Regulatory Actions". The FDIC has determined that Pacific Thrift has satisfactorily complied with the terms of the Year 2000 order as of July 1999.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There has been no material change in the Company's disclosure about market risk. See the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Item 7A - "Quantitative and Qualitative Disclosures about Market Risk."

PART II OTHER INFORMATION

Item 1.   Legal Proceedings.

          For  the  quarter  ended  June  30,  1999,   there  were  no  material
          developments in litigation.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          On September 15, 1999, Pacific Thrift received an order from the California Department of Financial Institutions ("DFI") that, based upon financial statements submitted by Pacific Thrift for the month ended August 31, 1999, Pacific Thrift had a net capital deficiency of approximately $1.9 million under Section 18415.3 of the California Financial Code. On August 31, 1999, Pacific Thrift had a net worth of approximately $6.6 million (before any regulatory adjustment of its interest-only strips receivable) and outstanding deposits of approximately $128 million. The DFI ordered Pacific Thrift to achieve, by November 17, 1999, and thereafter to maintain, a net worth of not less than 100% of the aggregate amount of its total outstanding deposits, divided by 15 (its permitted deposit ratio). In response to the Order, Pacific Thrift has been steadily reducing its total outstanding balance of deposits; however, Pacific Thrift does not currently anticipate that it will meet the terms of the order by November 17, 1999. Pacific Thrift intends to request an extension of time to meet the terms of the Order, but there is no assurance that it will receive an extension of time from the DFI. Section 18415.3 provides that, if the company fails to cure the net worth deficiency within the specified time, not to exceed 120 days, the DFI may take possession of the company's property and business. If the deficiency is not cured within 120 days of the order, the DFI is required to take possession of the company's property and business.

          On October 19, 1999, Pacific Thrift received notification from the FDIC that, as a result of an adverse classification rating of certain interest-only strips receivable made by the FDIC, Pacific Thrift's capital classification had been downgraded to "critically undercapitalized." The adverse classification rating is based primarily upon the FDIC's disagreement with the valuation methodology utilized by the Company and its independent experts. The Company believes that all aspects of its valuation methodology are in accordance with FASB 125, and that, based upon the analysis performed quarterly by its independent expert, the Company's assumptions and discount rate are substantially similar to the assumptions and discount rate utilized by most other public companies in the subprime lending industry. The FDIC's valuation of Pacific Thrift's interest-only strips receivable is essentially $7.1 million less than the Company's valuation of those assets as of March 31, 1999. The Company disagrees with the valuation of the interest-only strips made by the FDIC, but the FDIC is not required to accept the Company's valuation of the interest-only strips receivable, and the capital classification of Pacific Thrift is based upon the findings of the FDIC. Under the prompt corrective action provisions of Section 38 of the Federal Deposit Insurance Act, 12 U.S. C. Section 1831o, the FDIC is required to place Pacific Thrift in receivership not later than 90 days after Pacific Thrift's receipt of the notification unless the FDIC determines that a different action would better carry out the purposes of the prompt corrective provisions of the Act.

          On October 21, 1999, at the request of Pacific Thrift, a meeting was held with representatives of Pacific Thrift, the FDIC and the DFI, to discuss Pacific Thrift's plans to comply with the terms of the DFI Order and the FDIC capital classification notification. Pacific Thrift informed its regulators that it is seeking to enter into a transaction with one or more investors that would result in a sale of the interest-only strip assets by Pacific Thrift and a simultaneous investment of approximately $10 million of new capital in Pacific Thrift. As of the date of this report, Pacific Thrift is pursuing discussions with potential investors, but it has not received any commitments as of this date. There can be no assurance that Pacific Thrift will succeed in raising additional capital within the time required under either the DFI Order or the Act. Management of Pacific Thrift believes that, if it has obtained a commitment from one or more investors prior to November 17, 1999 it may receive an extension of time from the DFI and the FDIC to allow it to complete a pending transaction. There can be no assurance, however, that Pacific Thrift will receive a commitment to complete a transaction, or that it will complete a transaction, within the time required by its regulators.

          The Company and Pacific Thrift have entered into an engagement letter with Murphy Noell Capital, a private investment banking firm, to assist them in soliciting potential investors in Pacific Thrift. If Murphy Noell Capital is successful in completing one or more transactions, it will be entitled to success fees equal to 6% of the amount of capital raised for Pacific thrift, 2% of any debt financing, or 1.25% of any assets sold by the Company or Pacific Thrift. In addition the Company and Pacific Thrift have agreed to pay Murphy Noell an aggregate weekly retainer of $10,000, to be credited against any success fees in excess of $150,000. There can be no assurance that Murphy Noell will be successful in assisting the Company or Pacific Thrift to complete any transaction.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K. None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 1999.


                                        PACIFICAMERICA MONEY CENTER, INC.
                                        (Registrant)



November 3, 1999                             JOEL R. SCHULTZ
                                             -------------------------------
                                             Joel R. Schultz,
                                             President



November 3, 1999                             JOHN P. THACKER
                                             -------------------------------
                                             John P. Thacker,
                                             Chief Financial Officer